Form 10QSB
period 2000-09-30
ADVANT E CORP
filed 2000-11-15
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                   Washington D. C. 20549

                   ----------------------

                         FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                   COMMISSION FILE NUMBER:

                    ADVANT-E CORPORATION
                    --------------------
       (Name of Small Business Issuer in its Charter)

      DELAWARE                                   88-0339012
      --------                                   ----------
(State or other jurisdiction of               (I.R.S Employer
incorporation or organization)               Identification No.)

                      1619 MARDON DR.
                      DAYTON, OH 45432
              ---------------------------------
           (Address of principal executive offices)

                        937-429-4288
              ---------------------------------
      (Issuer's telephone number, including area code)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or
For such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                              Yes [X] No [ ]


As of November 10, 2000, the issuer had 5,566,668 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small business Disclosure Format:             Yes [ ] No [X]













PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION (FORMERLY TWILIGHT PRODUCTIONS, LTD.) AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September December
                                                     30,       31,
                                                    2000      1999
                   A S S E T S                  (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                      $ 116,842   $233,086
  Accounts receivable, net                         123,816    122,169
  Deferred income taxes                             75,798         --
  Prepaid expenses                                   7,353     12,017
                                                   -------    -------
      Total current assets                         323,809    367,272

SOFTWARE DEVELOPMENT COSTS, net                    223,962    204,542
PROPERTY AND EQUIPMENT, net                         47,064     49,513
                                                   -------    -------
      Total assets                               $ 594,835   $621,327
                                                   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank notes payable                             $ 118,140   $115,894
  Accounts payable                                  44,417     63,417
  Accrued expenses                                  40,906     19,108
  Deferred income taxes                                 --        905
  Deferred revenue                                 204,930    168,724
                                                  --------    -------
      Total current liabilities                    408,393    368,048

SHAREHOLDERS' EQUITY
  Common stock                                       5,566      5,378
  Paid-in capital                                1,190,291    890,480
  Stock subscriptions receivable                  (100,176)        --
  Retained earnings (deficit)                     (909,239) (642,579)
                                                 ---------   --------
   Total shareholders' equity                      186,442    253,279
                                                 =========   ========
   Total liabilities and shareholders' equity    $ 594,835   $621,327

The accompanying notes are an integral part of the financial statements.







CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
ADVANT-E CORPORATION (FORMERLY TWILIGHT PRODUCTIONS, LTD.)
AND SUBSIDIARY


                                   Three Months Ended   Nine Months Ended
                                   September, 30        September, 30

                                     2000      1999      2000      1999
REVENUES
  Product sales,license fees,      224,711    299,656   588,890   656,380
    and Transaction fees
  Other income                         754      4,317     9,176    18,116
                                   -------    -------   -------   -------
     Total revenues                225,465    303,973   598,066   674,496

OPERATING EXPENSES
  Cost of sales                      1,826      7,730    16,228    16,579
  Salaries and benefits            140,256    150,237   567,054   413,856
  General and administrative        67,971     86,209   226,664   224,847
  Depreciation                      10,824      5,006    21,878    15,019
  Amortization                      33,295     16,152    75,701    43,011
  Bad debt expense (recovery)      (10,000)        --    25,000     5,000
  Interest                           4,984      2,540    16,857     4,832
                                   -------    -------   -------   -------
     Total operating expenses      249,156    267,874   949,382   723,144

INCOME (LOSS) BEFORE TAXES        (23,691)     36,099  (351,316)  (48,648)


INCOME TAXES PROVISION (BENEFIT)        --     12,810   (84,656)    6,698
                                   -------    -------   -------    ------

NET INCOME (LOSS)                 (23,691)     23,289  (266,660)  (55,346)


RETAINED EARNINGS (DEFICIT),
BEGINNING OF PERIOD              (885,548)   (286,438) (642,579) (207,803)

RETAINED EARNINGS (DEFICIT),
END OF PERIOD                    (909,239)   (263,149) (909,239) (263,149)

EARNINGS (LOSS) PER SHARE

  Basic                             (0.00)       0.00     (0.05)    (0.01)

  Diluted                           (0.00)       0.00     (0.05)    (0.01)

AVERAGE SHARES OUTSTANDING

  Basic                          5,474,151  5,378,173  5,410,400 5,378,173
  Diluted                        5,661,173  5,661,173  5,661,173 5,661,173



The accompanying notes are an integral part of the financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ADVANT-E CORPORATION (FORMERLY TWILIGHT PRODUCTIONS, LTD.)
AND SUBSIDIARY

                                                   Nine Months Ended
                                                     September 30,

                                                      2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (266,660)  (55,346)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
      Depreciation                                  21,878    15,019
      Amortization                                  75,701    43,011
      Deferred income tax (benefit) provision      (76,703)    6,698
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                           (1,647)   14,007
      Refundable income tax                                   20,472
      Film costs                                              (8,731)
      Other assets                                   4,664    (7,304)
      Accounts payable                             (19,000)  (20,869)
      Accrued expenses                              21,798    20,834
      Deferred revenue                              36,206   (11,794)

Net cash (used in) provided by                    (203,763)   15,997
  operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (19,429)  (37,396)
  Software costs capitalized                       (95,121)  (70,567)

Net cash used in investing activities             (114,550) (107,963)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line of credit and other
     note payable                                   67,358    50,755
  Payments on bank line of credit                  (65,112)  (22,321)
  Proceeds from sale of common stock               199,823        --
                                                   -------    ------
  Net cash provided by financing                   202,069    28,434
     activities

NET DECREASE IN CASH AND CASH EQUIVALENTS         (116,244)  (63,532)

  Cash and cash equivalents, beginning of period   233,086   378,196

CASH AND CASH EQUIVALENTS, END OF PERIOD           116,842   314,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     16,857     4,832
  Income tax (refunds)                              (7,953)


The accompanying notes are an integral part of the financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

NATURE OF OPERATIONS - Advant-E Corporation (formerly Twilight Productions, Ltd.) through its wholly-owned subsidiary, Edict Systems, Inc., develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc. Intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE - Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $50,000 at September 30, 2000 and $25,000 at December 31, 1999.

PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $21,878 and $15,019 in the nine months ended September 30, 2000 and 1999 respectively.

REVENUE RECOGNITION - Revenue from product sales are recorded when the product is shipped and the services are performed. Ongoing license fees are recognized ratably over the contract period.

DEFERRED INCOME TAXES - Deferred income taxes are provided for temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes. In addition, deferred income taxes are provided to recognize future tax benefits of tax credits and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

NOTE 2 - BUSINESS COMBINATION

On April 10, 2000, Advant-e Corporation ("Advant-e") and Edict Systems, Inc. ("Edict") entered into a merger agreement. The merger agreement provides for a business combination between Advant-e in which Edict became a wholly owned subsidiary of Advant-e. Under the terms of the merger, Edict's issued and outstanding shares were exchanged for 4,359,000 Advant-e's shares.

In connection with the merger described above, Advant-e assigned all rights, title and interest in and to the two films it had produced to Chaverim Productions, Ltd., an entity owned by the former officers and directors of Advant-e, in exchange for Advant-e's release from any and all obligations and liabilities arising from the production of the films.

As part of the merger, Advant-e entered into an agreement with Halter Financial Group, Inc. ("HFG"), a financial services provider, whereby HFG agreed to provide services to Advant-e in support of the Merger and post-merger services relating to public relations, investor relations, and assisting with regulatory filing requirements. HFG was compensated for these services by the issuance of 400,000 shares of Advant-e's common stock.

Also on April 10, 2000, Advant-e entered into a stock purchase agreement with HFG and Art Howard Beroff ("Beroff"), a former director and officer of Advant-e prior to the merger with Edict. The stock purchase agreement requires HFG and Beroff, or their designees, to each purchase 141,500 shares of Advant-e for $150,000 each resulting in Advant-e's issuance of 283,000 shares of common stock for an aggregate consideration of $300,000, (approximately $1.06 per share). This offering was made pursuant to Rule 504 under the Securities Act. As of September 30, 2000 188,495 shares were purchased for an aggregate purchase price of $199,823.

The merger has been accounted for as a pooling of interests, and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Advant-e. For Federal income tax purposes, the merger is expected to be accounted for as a tax free reorganization.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                               Three months ended
                                                    March 31,

                            1999       1998          2000
                                                 (Unaudited)

Net
sales

Edict                    815,197    675,056       199,043
Advant-e                       -          -             -
                         -------    -------       -------
                         815,197    675,056       199,043

Net income (loss)

Edict                    (46,692)     1,422       (81,503)
Advant-e                (388,084)   (96,912)      (13,515)
                         -------     ------        ------
                        (434,776)   (95,490)      (95,018)


NOTE 3 - SOFTWARE DEVELOPMENT COSTS

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with FASB Statement No. 86.
The Company accounts for the costs of computer software that it develops for internal use in accordance with the AICPA Statement of Position 98-1. Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software product, from two to three years. Capitalized software costs amounted to $382,229 at September 30, 2000 and and $287,108 at December 31, 1999, and the related accumulated amortization was $158,267 and $82,566, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases its office space from a shareholder of the Company. This space is leased on a month to month basis for $3,000 per month. Lease payments made under this arrangement were $27,000 and $25,800 in the nine months ended September 30, 2000 and 1999 respectively. As part of this arrangement, the Company pays the real estate taxes of the leased property. Payments made by the Company for taxes were $3,522 and $9,716 in the nine months ended September 30, 2000 and 1999 respectively.


NOTE 5 - BANK NOTES PAYABLE AND OTHER NOTE PAYABLE

In 1997 the Company obtained a $35,000 line of credit from Star Bank. Outstanding borrowings accrue interest at the Bank's prime rate plus two percent, 11.5% at September 30, 2000. Outstanding borrowings under this agreement were $29,745 at September 30, 2000 and $34,794 at December 31, 1999. The majority shareholder has personally guaranteed this line of credit. This line of credit is collateralized by substantially all business assets of the Company.

In 1999 the Company obtained an $80,000 line of credit from Huntington Bank. Outstanding borrowings accrue interest at the Bank's prime rate plus one-half of one percent, 10% at September 30, 2000. During 1999 this line of credit was converted into a $100,000 commercial note. Outstanding borrowings under this agreement were $88,395 at September 30, 2000 and $81,100 at December 31, 1999. The majority shareholder has personally guaranteed this line of credit. This loan is collateralized by substantially all business assets of the Company.

On February 2, 2000 the Company borrowed $50,000 from an unrelated corporation at a rate of interest of 10% per year. The note and interest were paid in full in August 2000.


NOTE 6 - PROFIT SHARING PLAN

In 1997 the Company established a profit sharing and 401(k) plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in 2000 and 1999.


NOTE 7 - INCOME TAX PROVISION (BENEFIT)

The deferred income tax asset at September 30, 2000 and the deferred income tax liability at December 31, 1999 result from the recognition of income tax benefits resulting from tax credits and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

Deferred income taxes of $75,798 at September 30, 2000 consist of $13,967 related to temporary differences and $61,831 of income tax benefits resulting from the current year net operating loss. No valuation allowance has been recognized for the net operating loss tax benefits because management believes it is more likely than not that the related net deferred tax asset will be realized. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced.


ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal quarter ended September 30, 2000, should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

When used in conjunction in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in Item 2, Section E, Page 12, "Risk Factors." of our previously filed Form 10SB.

OVERVIEW

Advant-e Corporation (formerly Twilight Productions, Ltd.) through its wholly-owned subsidiary, Edict Systems, Inc., develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats via traditional Value Added Networks and the Internet. Customers consist of businesses across a number of industries throughout the United States.

Edict Systems, Inc. is currently made up of four strategic business units:

1.     Electronic Commerce and Bar Coding Software

            FORMULA_ONE(R) EDI software and Bar Code Label Modules

2.     Internet Value Added Network Services

            EnterpriseEC(R)

3. Web-based Electronic Commerce document processing system for the Grocery Industry supply chain

            GroceryEC.com

4.     Other vertical industry portals ("Vortals")

            MfgEC.com, LogisticsEC.com, etc.

Software is billed in advance with recurring license and maintenance fees billed annually. EnterpriseEC(R), GroceryEC.com, and other "vortals" typically have a start-up fee and transactional fees billed in advance of service.

The company is currently focusing on increasing transaction fees relating to GroceryEC.com, EnterpriseEC(R), and other "vortals".

At the end of September, 2000, GroceryEC.com supported 19 grocery retailers and had approximately 642 production customers generating transaction revenues.

EnterpriseEC(R) did not generate any start-up or transaction fees during the current period. Management anticipates that transaction fees generated by EnterpriseEC(R) will begin in the first quarter of 2001.

LogicticsEC.com generated $30,000 in start-up revenues in the 3rd quarter. Management anticipates that transaction fees generated by LogisticsEC.com will begin in the 4th quarter of 2000.

MfgEC.com did not generate any start-up or transaction fees during this period. Several companies are using this system in a beta mode and management anticipates transaction fees being billed in the first quarter of 2001. MfgEC.com is the first "vortal" that combines Electronic Commerce document processing via the Internet with integrated bar code label generation capabilities.

Several other "vortals" are planned for release in 2001. The Company owns Internet domain names for AutomotiveEC.com, RetailEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, and DrugStoreEC.com.

The Company experienced a reduction in EDI software and bar code label module revenues due to a shift in focus from these product lines to the companys' Internet products and services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue was $225,465 and $303,973 respectively in the three months ended September 30, 2000 ("Q3 2000") and September 30, 1999 ("Q3 1999"). The
reduction in revenues is attributed to the company changing its primary focus from EDI and bar coding software to internet-based services in 2000. During Q3 2000, recognized internet based revenues accounted for approximately 46% of revenues for the quarter.

Operating expenses decreased to $249,156 for Q3 2000 from $267,874 in Q3 1999 due primarily to lower general and administrative expenses, lower salaries and benefits, a bad debt recovery estimate of $10,000, and increased capitalized development costs.

The company experienced a net loss in Q3 2000 of $23,691, or (.00) per share vs. a net profit in Q3 1999 of $23,289, or .00 per share. The decrease in net profit is primarily due to lower revenues offset slightly by lower operating expenses.

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses, net losses and negative cash flows from operations, due in large part by the Company's previous business of producing and marketing low budget feature-length films, of which two films were produced but did not generate any revenue.

Due to the merger with Edict Systems on April 10, 2000, the Company expects to finance operations with internally generated cash flows and proceeds from existing stock purchase agreements. The Company is currently seeking outside capital to fund additional growth if such capital can be obtained at terms that are acceptable to the Company.

The balance of Cash, Cash Equivalents, and Short-term Investments decreased to $116,842 in Q3 2000 from $314,664 in Q3 1999. The decrease is primarily attributable to investment in development and marketing of the Company's Internet related products and services.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 10, 2000, Advant-e entered into a stock purchase agreement with HFG and Art Howard Beroff ("Beroff"), a former director and officer of Advant-e prior to the merger with Edict. The agreement requires HFG and Beroff, or their designees, to each purchase 141,500 shares of Advant-e for $150,000 each resulting in Advant-e's issuance of 283,000 shares of common stock for an aggregate consideration of $300,000. (approximately $1.06 per share).

This offering was made pursuant to Rule 504 under the Securities Act.

Through the date of the filing of this report, the Company has issued 188,495 shares of its common stock pursuant to this agreement (141,195 to HFG or designees and 47,000 to Beroff or designees). for a total of $199,823 ($150,000 from HFG or designees and $49,823 from Beroff or designees).

The proceeds of the issuance are being used to fund further investment in and the development of our electronic commerce products, expansion of our sales and marketing activities and working capital and other general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 6, 2000 the Board of Directors, by unanimous written consent, adopted a resolution proposing and declaring advisable an amendment to the Company's Certificate of Incorporation effecting a name change from Twilight Productions Ltd. to Advant-e Corporation. The amendment was adopted by written consent of Stockholders holding 82% of the then issued and outstanding shares of the Company.

ITEM 5.  OTHER INFORMATION

Due to the merger with Edict Systems, Inc. on April 10, 2000, the Company's Board of Directors changed independent auditors to the auditors of Edict Systems.

On August 1, 2000 the Company notified Mark Bindiger, CPA (Bindiger) that he was Dismissed as the Companys independent auditor.

The Company and Mark Bindiger have not, in connection with the audit of the Company's financial statements for each of the prior two years ended December 31, 1999 and December 31, 1998 or for any subsequent interim prior to and including August 1, 2000, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Bindiger's satisfaction, would have caused Bindiger to make reference to the subject matter on the disagreement in connection with his reports.

The reports of Bindiger on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Also on August 1, 2000, the Company appointed Battelle & Battelle LLP as its independent auditor and Battelle & Battelle LLP accepted such appointment.

The Company had no relationship with Battelle & Battelle LLP required to be reported pursuant to Regulation S-B item 304(a)(2) during the two years ended December 31, 1999 and December 31, 1998, or the subsequent interim period prior to and including August 1, 2000.

ITEM 6.  INDEX TO EXHIBITS

Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------
2           Plan of acquisition, reorganization, arrangement,       N/A
            liquidation, or succession

3(a)(i)     Amended Certificate of Incorporation                    Previously
                                                                    Filed*

3(a)(ii)    By-laws                                                 Previously
                                                                    Filed**

4           Instruments defining the rights of security             Previously
            holders including indentures                            Filed*

10          Material contracts                                      Previously
                                                                    Filed**

11          Statement re: computation of per share earnings         N/A

15          Letter on unaudited interim financial information       N/A

18          Letter on change in accounting principles               N/A

19          Report furnished to security holders                    N/A

22          Published report regarding matters submitted            N/A
            to vote

23          Consent of experts and counsel                          N/A

24          Power of attorney                                       N/A

27          Financial data schedule                                 Filed
                                                                    Herewith

99          Additional Exhibits                                     N/A


* Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000 ** Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000




SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Advant-e Corporation
                                                    --------------------
                                                        (Registrant)


November 14, 2000                                   By:  /s/ Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


November 14, 2000                                   By:  /s/     John F. Sheffs
                                                       ------------------------
                                                                 John F. Sheffs
                                                                      Treasurer