Form 10KSB
period 2000-12-31
ADVANT E CORP
filed 2001-04-02
CIK 925043

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                          Commission file number: 0-30983

                               ADVANT-E CORPORATION
                  (Name of Small Business Issuer in its Charter)


          DELAWARE                                             88-0339012
------------------------------                           --------------------
State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization                            Identification No.)


  1619 Mardon Dr., Dayton, Ohio                                  45432
----------------------------------------                       ---------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:  (937) 429-4288

Securities to be registered pursuant to Section 12(b) of the Act:

                                       None


         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
                     -----------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $763,707. The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the average of the bid and asked prices of such stock on the OTC Bulletin Board as of February 15, 2001 was $3,797,962. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of outstanding common stock of the issuer as of March 30, 2001 was 5,613,834.

                     DOCUMENTS INCORPORATED BY REFERENCE

None.


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS HISTORY

Advant-e Corporation (formerly Twilight Products, Ltd.) ("Advant-e" or Twilight") was incorporated in the State of Delaware on March 9, 1994. Twilight was engaged in the business of producing high-quality, low budget, feature-length motion pictures. Since Twilight's inception, two films have been produced. During fiscal year 1999, Twilight wrote down the value of both films to zero.

On April 10, 2000, Twilight acquired all of the issued and outstanding shares of EDICT Systems, Inc. ("Edict"), a company incorporated in September of 1994 and organized under the laws of the state of Ohio pursuant to the terms of an Agreement and Plan of Merger dated April 10, 2000 (the "Merger Agreement") by and among the Company, Twilight and Twilight Acquisition Sub, Inc., an Ohio corporation and a wholly-owned subsidiary of Twilight ("Sub"). In accordance with the terms of the Merger Agreement, Sub was merged into Edict (the "Merger") and the Shareholders of Edict were issued 4,359,000 shares of Twilight's common stock, par value $.001 per share ("Common Stock"). As a result of the Merger, Edict became a wholly-owned subsidiary of Twilight (Advant-e and Edict collectively referred to as the "Company"). In addition, the directors and officers of Edict became the directors and officers of Twilight.

Immediately following the Merger, the Shareholders of Edict owned approximately 81% of the issued and outstanding Common Stock of Twilight.

Immediately thereafter, the two films that were developed by Twilight were transferred to Chaverim Productions, Ltd., a Delaware corporation, an entity owned by the former officers and directors of Twilight, in exchange for Twilight's release from any and all obligations and liabilities arising from the production of the films, leaving the sole business of Twilight consisting of the business of Edict.

Also on April 10, 2000, Twilight entered into a stock purchase agreement (the "Stock Purchase Agreement") with Halter Financial Group, Inc., a Texas corporation ("HFG") and Art Howard Beroff ("Beroff"), a former director and officer of Twilight prior to the Merger. This Stock Purchase Agreement was a requirement made by Edict in order to consummate the Merger. Under the terms of the Stock Purchase Agreement, HFG and Beroff, or their designees, are obligated to purchase 141,500 shares of Common Stock each for a purchase price of $150,000 within 90 days of the effective date of the Merger. To date, the Company has received $250,000 of the total $300,000 stock purchase agreement. The final $50,000 is due by May 15, 2001. The Stock Purchase Agreement obligates Twilight to issue 283,000 shares of Common Stock for an aggregate consideration of $300,000 (approximately $1.06 per share). At the time of execution of the Stock Purchase Agreement, shares of Common Stock were trading at approximately $1.06 per share. This offering was made pursuant to Section 4(2) of the Securities Act of 1933. As of March 30, 2001 235,661 shares were purchased pursuant to this agreement for an aggregate purchase price of $249,823.

On September 6, 2000, Advant-e filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name from "Twilight Productions Ltd." to "Advant-e Corporation". This amendment was adopted by the written consent of a majority of the stockholders of the Company on August 6, 2000. In connection with its name change, the Company changed its CUSIP number from 901373100 to 00761J107.

OVERVIEW/BACKGROUND

The Company is a provider of business-to-business ("B2B") electronic commerce ("e-commerce") products and services, offering comprehensive, standards-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and e-commerce data processing services that help businesses process transactions required in the electronic procurement of goods and services and other B2B relationships.

The Company's software products enable businesses to engage in e-commerce with one another by allowing companies to fully integrate e-commerce data into their business infrastructure and operations as well as allowing smaller companies the ability to manually process electronic transactions.

In 1999, the Company developed its EnterpriseEC service as an alternative to Electronic Date Interchange ("EDI") software and to private network services that are currently provided by traditional value added networks ("VANs") offering their services primarily using dedicated telecommunications links.

EnterpriseEC transmits and receives electronic documents, such as purchase orders, invoices, promotional information, and other documents over the Internet. EnterpriseEC also allows customers to transmit and receive data directly using other communications protocols. In addition, EnterpriseEC communicates with traditional VANs via an interconnect with Easylink Services which allows EnterpriseEC to support its customers even if their trading partner uses a traditional VAN.

EnterpriseEC allows companies to utilize their current EDI software (including FORMULA_ONE) to process electronic documents, but uses the Internet (via EnterpriseEC) for communication of the electronic documents to reduce the costs associated with traditional VANs.

EnterpriseEC also provides value-added services such as conversion of data from one format to another. This is known as server-side data translation.

EnterpriseEC also allows companies to utilize a web-based, generic portal ("www.EZEC.com" and "www.EasyEC.com") to access documents stored on EnterpriseEC via commonly available web browsers for processing which eliminates the need for EDI software in many cases.

In addition to generic access and processing of documents via the EnterpriseEC generic portal, the Company creates vertical industry portals ("Vortals") which target specific industries and allows for the addition of value added services to these vertical communities.

In October, 1999, the Company activated its EnterpriseEC Internet-based value-added network, utilizing a direct connect method (not Internet or VAN interconnection) with The Kroger Company, a major grocery industry retailer.

Also in October, 1999, the Company activated www.GroceryEC.com, its first Vortal to allow vendors and brokers of Kroger to receive, process, create, and transmit electronic documents to and from Kroger. As of March 30, 2001 the Company has developed support for 25 grocery industry retailers' e-commerce capabilities. The Company's goal is to add 2 additional grocers per month.

As of March 30, 2001, there were approximately 900 vendors/brokers in production on www.GroceryEC.com, to support the e-commerce initiatives of the grocery retailers which were supported on EnterpriseEC.

The Company has also reserved additional Vortal Internet domains and intends to add additional domains when necessary. Currently reserved domains are:

     RetailEC.com
     HealthcareEC.com
     PetroleumEC.com
     MfgEC.com
     HighTechEC.com
     AutomotiveEC.com
     LogisticsEC.com
     DrugStoreEC.com

The Company markets EnterpriseEC and Vortals utilizing its "Hub and Spoke" marketing program whereby large "hub" companies get reduced prices or free access to EnterpriseEC while their trading partners, "spokes", pay transaction fees to access to the system.

PRODUCT BREAKDOWN - SOFTWARE AND SERVICES

FORMULA_ONE - PC-based software for transmitting, receiving, administrating, and processing EDI documents. FORMULA_ONE communicates with all traditional VANs as well as EnterpriseEC via secure File Transfer Protocol ("FTP"). FORMULA_ONE supports both integration with customers current legacy systems as well as stand-alone processing via printed output and entry screens for creating electronic documents.

BCLM - Bar Code Label Modules provide an add-on to FORMULA_ONE for the creation of bar coded shipping container labels.

EnterpriseEC - An Internet-based e-commerce network providing similar functionality as traditional VANs, but at reduced prices due to using the Internet as a communications infrastructure. EnterpriseEC also includes network level translation of data from one format to another (standards based data to proprietary, etc.).

EZEC.com and EasyEC.com - A generic, web-based document processing system similar to the Vortals but not focused on any vertical industry.

Vertical Industry Portals (Vortals) - Web sites designed to allow participants in a vertical industry the ability to process and create electronic documents on EnterpriseEC via a web browser. Additional industry-specific value added features can be added to a Vortal.

THE MARKET

Business-to-business e-commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. In the 1980's, the predominant technology for B2B e-commerce was Electronic Data Interchange ("EDI") which involves the use of industry standards to conduct the exchange of business documents electronically. The transactions were communicated between businesses over private communication networks, known as VANs, which provided security, administration of trading partnerships, auditing, and delivery of electronic transactions. In the 1990's, the Internet, because of its wider acceptance among businesses, became a viable option for conducting e-commerce instead of using private networks. This development greatly increased the opportunity for more businesses to participate in e-commerce due primarily to a perception of lower cost associated with using the Internet.

The advantages of B2B e-commerce typically include elimination of redundant data entry, a reduction in administration associated with processing paper documents, a reduction in lead-time necessary to process documents, the ability to reduce inventory based on "just in time" philosophies, and increased data accuracy. The use of data standards for e-commerce is important for companies with disparate computer systems to communicate business documents electronically in an effective manner.

As larger companies seek to garner the maximum return on their ability to do e-commerce, many of their smaller trading partners will require applications to manually process and generate electronic documents externally from their business systems until such a time that the volume of e-commerce transactions warrant the necessary investment to integrate the e-commerce data into their legacy systems. These smaller companies utilize PC-based software or web-based "portals" for processing and creating e-commerce documents to support their business partners.

STRATEGY

The Company plans to become a leading provider of B2B e-commerce software and solutions by providing software products and services to the B2B marketplace for the broadest possible distribution. By focusing on vertical markets within the B2B marketplace along with providing horizontal market solutions, the Company intends to provide solutions to a broad potential customer base.

There are two major components to conducting B2B e-commerce - communications and data processing.

In support of the first major component - communications, the Company has developed its EnterpriseEC product which is an Internet-based e-commerce network providing similar functionality as traditional VANs, but at reduced prices due to using the Internet as a communications infrastructure instead of creating and maintaining a private network. EnterpriseEC can be used by companies that currently have e-commerce software in place, but are using traditional VANs by using secure file transfer protocol ("FTP") or by using a free secure FTP software product provided by the Company.

In addition, EnterpriseEC communicates with traditional VANs via an interconnect with Easylink Services which allows EnterpriseEC to support its customers even if their trading partner uses a traditional VAN. EnterpriseEC also allows customers to transmit and receive data directly to the Company's data center using other communications protocols, such as asynchronous or bisynchronous protocols, bypassing the Internet altogether. This is provided for those customers that have concerns about the Internet being used for B2B e-commerce due to security or availability concerns.

In support of the second major component of B2B e-commerce - data processing, the Company has developed both PC-based software and web-based solutions.
The processing of e-commerce data falls into two general categories - those that are integrating the e-commerce data into their in-house legacy business systems and those that process and generate electronic documents manually (not integrated).

For companies that want to integrate e-commerce data into their in-house legacy business systems, the Company offers its FORMULA_ONE EDI translation software. This software provides connectivity to most private VANs as well as EnterpriseEC. Once data is received into FORMULA_ONE, it can be translated into any customer requested format using reformat programs that are custom developed by the Company with the reformatted data being exported to in-house legacy systems for integration.

In addition to using FORMULA_ONE for integration, EnterpriseEC has the ability to reformat data prior to transmission to the customer for integration purposes using custom developed applications, which are hosted on the EnterpriseEC computer systems.

For companies that want a stand-alone solution which produces readable documents of incoming e-commerce data and generates outgoing e-commerce documents by using data entry screens, the Company has several solutions. In addition to assisting companies with integration, FORMULA_ONE also has stand-alone capabilities whereby incoming data is printed in a readable format and data entry screens are available for generating outgoing documents. In many cases, the outgoing documents are created from incoming data using a "document turnaround" feature within FORMULA_ONE. This feature allows a customer to load an incoming document (such as a purchase order) into a data entry screen for faster generation of an outgoing document (such as an invoice). This "turnaround" feature can be used whenever an outgoing document contains much of the information contained in an associated incoming document.

The Company has also produced a web-based solution for processing e-commerce data in a stand-alone environment. By generating hypertext markup language ("HTML") based readable reports of incoming electronic documents, and utilizing Java applets and/or HTML based entry screens for creating outgoing electronic documents, the Company has created an alternative to traditional e-commerce software and network services. The Company provides these web-based solutions via a generic portal on EnterpriseEC or via Vortals that target specific industry segments.

The Company intends to utilize its many years of experience in the e-commerce industry to market EnterpriseEC horizontally to companies currently doing e-commerce as well as companies who will be conducting e-commerce in the future. Because EnterpriseEC is not industry specific and utilizes both standards-based e-commerce data formats as well as proprietary formats, any company doing e-commerce is a potential customer of EnterpriseEC.

The Company intends to leverage its current FORMULA_ONE customer base to increase connectivity opportunities with EnterpriseEC as most of the FORMULA_ONE customers are currently using commercial VANs. The Company has developed a secure FTP software program that integrates with FORMULA_ONE providing connectivity to its EnterpriseEC service.

The Company also intends to provide web-based solutions for stand-alone B2B customers via its generic portal (EZEC.com and EasyEC.com) on EnterpriseEC as well as its Vortals. The Company plans on leveraging the Vortals and targeting specific industries, adding value to the service provided by the Vortals that focuses on the needs of the vertical market.

The Company's www.GroceryEC.com Vortal is currently a leading provider of web-based B2B e-commerce in the grocery industry and supports the e-commerce initiatives of 25 grocery retailers.

The Company plans to duplicate the process of providing broad vertical industry support via additional Vortals.

The Company has also initiated a Hub and Spoke marketing program whereby large companies that have a need to conduct e-commerce with a broad business partner base can leverage the capabilities of EnterpriseEC at little or no cost, provided they meet certain criteria. These criteria consist of:

A. A minimum of 100 potential business partners not currently doing e-commerce with them;
B. A mandate to these business partners to conduct e-commerce combined with a penalty for non-compliance (such as an assessment or handling fee for processing paper-based documents) or an incentive for compliance (such as better payment terms);
C. The Hub must provide a list of targeted business partners to the Company;
     and
D. The Hub must make their business partners aware that EnterpriseEC or one of its "Vortals" are available to satisfy the mandate.

No sole endorsement of the Company's products are necessary by the Hub company to gain the benefits of the Hub and Spoke marketing program.

Management believes that the products and services offered by the Company, combined with the Hub & Spoke marketing program, offer a unique service in the B2B electronic commerce industry by combining the provision of network services to large companies at significantly reduced cost with web-based document processing capabilities for their trading partners which allows the large company to get 100% participation from their potential trading partners. This approach offers an excellent opportunity for Company growth.

COMPETITION

The B2B e-commerce market is highly competitive. Numerous companies supply B2B e-commerce software products, private network services, Internet VAN services, and Vortal capabilities. Many of the Company's competitors have significantly greater financial and personnel resources than the Company, due in part either to their revenue and profitability, or their market capitalization. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial and marketing resources than the Company. The Company believes that existing competitors who compete with the Company in one segment of the market are likely to expand the range of their e-commerce services to include other market segments the Company has targeted or will target. In addition, the barrier to entry into the Company's markets is not large so it is likely that new competitors will enter the Company's markets on an ongoing basis. Also, large telecommunication, media, and software companies may offer services in direct competition to the Company. The Company believes the principal competitive factors in the commercial B2B e-commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, quality of service, price and value. The Company believes it competes favorably with regard to those factors.

INTELLECTUAL AND PROPRIETARY RIGHTS

The Company regards portions of its software products and other designs including its web site designs, as proprietary and will attempt to protect them by all available means including trade secret laws, employee and third-party nondisclosure agreements, and built-in software protections.

Although the Company believes that its current technology and designs have been independently developed, there can be no assurance that the technology does not or will not infringe on the rights of others. The Company has no patents or registered copyrights pertaining to its products, and it may be possible for unauthorized third parties to copy certain portions of the Company's products or to "reverse engineer" or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some countries do not offer the same protection to the Company's proprietary rights as do those of the United States and Canada. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to those utilized by the Company. It is the intention of the Company to apply for patent protection of any processes or business methods determined to be patentable and in the best interest of the Company to do so.

The Company owns United States trademark rights to "EnterpriseEC" and "FORMULA_ONE". Other trademarks may be acquired by the Company if and when management determines that it is in the best interest of the Company to do so.

THIRD PARTY TECHNOLOGY

The Company incorporates in its products certain software licensed to it by other software developers. These include software components and objects licensed from various vendors. The Company also relies on licensed software development tools, database software, and server software from third party providers for the development and operation of its products.

If the Company was deprived of the right to use software incorporated in its products for any reason, or if the tools utilized in the development of its products were discontinued or the capabilities contained in future releases were not up to the standards set by the Company, there could be serious disruption to its business.

YEAR 2000 READINESS

The Year 2000 issue relates to the ability of a computer system to properly process data after January 1, 2000. The Company believes, based on information currently available, that Year 2000-related events had no material effect on its results of operation, financial condition or liquidity in 2000 and no such events are expected in the future.

EMPLOYEES

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company intends to focus on incentive programs for its employees and, will endeavor to create a corporate culture which is challenging, rewarding and enhances the employees career development. As of March 30, 2001, the Company had 27 full-time and 2 part-time employees. Twenty employees are technical personnel engaged in developing, maintaining or providing technical support for the Company's products and services, four employees are marketing and sales personnel, and five are involved in administration and finance.

RESEARCH AND DEVELOPMENT

The Company conducts research and development on two levels on a continuing basis. First, the Company continually studies the business processes in the B2B industry, as well as the vertical industries it targets. A pivotal part of the success of the Company's products is in understanding the exact needs of its customers, and applying that knowledge to its products and services.

Second, core technology research, development and engineering is conducted on a continual basis. New technologies associated with the Internet and standards for conducting e-commerce (such as extensible markup language or "XML") and the commercial product development software that support it are continually being researched and incorporated into the Company's products when deemed necessary.

The Company spent an estimated $80,000 in 1999 and an estimated $50,000 in 2000 for research and development. The Company has attempted to pass such costs on to its customers, however it has been unsuccessful in so doing.

GOVERNMENT REGULATION

Based upon its experience and knowledge of the industry, the Company believes that its products comply substantially with applicable regulations in the markets which the Company has targeted, however, there can be no assurances that the future regulations or laws will not be adopted which would have an adverse effect on the Company. The Company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company presently maintains its principal place of business in two adjacent facilities at 1619 and 1635 Mardon Drive, Beavercreek, Ohio, 45432 with the primary address being 1619 Mardon Dr., Beavercreek, Ohio, 45432. These buildings provide a total of approximately 3,000 square feet of useable office space. Both facilities are leased for a total of $3,000 per month, at below-fair market price, triple net lease from the Company's President on a month-to-month basis.

The Company expects that the current facilities will be adequate for its current operations but that a larger, combined facility may be necessary if the Company adds significant additional personnel. The Company has an ongoing search for a suitable facility located in the greater Dayton, Ohio area in the event that additional space is necessary.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the fourth quarter of the 2000 fiscal year.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to May 4, 2000 the Company's common stock was traded on the OTC Bulletin Board under the symbol "TWIP". From May 4, 2000 the Company's stock was traded on the pink sheets until December 13, 2000 when it began trading on the Over the Counter Bulletin Board with the symbol "AVEE.OB".

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company's Common Stock on the OTC Bulletin Board or the Pink Sheets, as applicable. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

FISCAL 1999
  Quarter ended:                           High             Low
     March 31, 1999                        0.375            0.375
     June 30, 1999                         0.500            0.375
     September 30, 1999                    0.468            0.250
     December 31, 1999                     0.468            0.250

FISCAL 2000
  Quarter ended:
     March 31, 2000                        1.187            0.250
     June 30, 2000                         3.750            0.687
     September 30, 2000                    3.625            3.625
     December 31, 2000                     3.625            2.000


As of March 30, 2001 the Company had approximately 320 registered holders of record of Common Stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual Shareholders of Common Stock exceeds the number of registered holders of record.


The Company has never paid any cash or stock dividends. The Company presently intends to reinvest earnings, if any, to fund the development and expansion of the Company and therefore, does not anticipate paying dividends on Common Stock in the foreseeable future. The declaration of dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, financial position, general economic conditions and other pertinent factors.

RECENT PRIVATE OFFERINGS

On April 10, 2000, the Company entered into the Stock Purchase Agreement with HFG and Beroff. This Stock Purchase Agreement was a requirement by Edict in order to consummate the merger with Twilight. The Stock Purchase Agreement requires HFG and Beroff, or their designees, to purchase 141,500 shares of Common Stock each for a purchase price of $150,000 within 90 days of the effective date of the Merger. To date, the Company has received $250,000 of the total $300,000 stock purchase agreement. The final $50,000 is due by May 15, 2001. The Stock Purchase Agreement requires that Twilight issue 283,000 shares of Common Stock for an aggregate consideration of $300,000 (approximately $1.06 per share). At the time of execution of the Stock Purchase Agreement, shares of Common Stock were trading at approximately $1.06 per share. This offering was made pursuant to Section 4(2) under the Securities Act of 1933. As of March 30, 2001 235,661 shares were purchased pursuant to this agreement for an aggregate purchase price of $249,823.


The following table sets forth securities sold by the Company that have not been registered under the Securities Act in reliance of the exemption from registration under Section 4(2) of the Securities Act. Such securities were issued to the persons listed below pursuant to the Merger in exchange for shares of Edict's common stock in the amounts set forth below. No fees were paid to an underwriter.


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
-------      --------      ----------     -------          ----

04/10/00     Common        3,658,508    47                 Jason K. Wadzinski
                                        Edict shares

04/10/00     Common          378,012     4.8566187         John F. Sheffs
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin,
Trustee
                                        Edict shares       for the Jonas
Irrevocable
                                                           Trust

04/10/00     Common            2,232      .0286763         Mary Ellen Matulka
                                        Edict shares

04/10/00     Common            2,232      .0286763         Patricia LaPorte
                                        Edict shares

04/10/00     Common            2,232      .0286763         Thomas M. Sheffs
                                        Edict shares

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka,
Custodian
                                        Edict shares       for Katherine C.
Reagan UGMA

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka,
Custodian
                                        Edict shares       for Sean T. Reagan
UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
Custodian
                                        Edict shares       for Brian LaPorte
UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
Custodian
                                        Edict shares       for Dan LaPorte UGMA




The following table sets forth securities sold by the Company that have not been registered under the Securities Act in reliance of the exemption from registration under Section 4(2). Such securities were issued to the persons listed below pursuant to a Services Agreement among HFG, Twilight and Edict as a requirement of the Merger. No fees were paid to an underwriter.


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
-------      --------      ----------     -------          ----

04/10/00     Common          170,000      Services         Halter Financial
Group

04/10/00     Common          150,000      Services         Art Beroff

04/10/00     Common           10,000      Services         Angela Taylor

04/10/00     Common            3,000      Services         Richard Stern

04/10/00     Common           10,000      Services         Andrew Koopman

04/10/00     Common            6,667      Services         Matthew Lubin

04/10/00     Common            6,667      Services         Ethan Lubin

04/10/00     Common            6,666      Services         Jamie Lubin

04/10/00     Common           22,000      Services         Fred Beroff

04/10/00     Common           10,000      Services         Linda Starkman

04/10/00     Common            5,000      Services         Bruce Varon




The following table sets forth securities sold by the Company that have not been registered under the Securities Act and were offered and sold to the persons listed below pursuant to Rule 506. Such securities were sold pursuant to a Stock Purchase Agreement with HFG and Beroff as a requirement of the Merger. No fees were paid to an underwriter. The total offering price was $300,000. All of the securities sold are subject to a Registration Rights Agreement among Twilight, HFG and Beroff whereby the holders of at least twenty-five percent of the shares may file a written request with the Company to register the sale of all or part of the securities.


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
-------      --------      ----------     --------         ----

08/15/00     Common           20,745      $22,000.00       Halter Financial
Group

08/15/00     Common           23,585      $25,000.00       Kevin Halter, Jr.

08/15/00     Common            9,434      $10,000.00       Thomas Spackman

08/15/00     Common           61,316      $65,000.00       Founders Partners VI,
LLC

08/15/00     Common           23,585      $25,000.00       Gary C. Evans

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
custodian for
                                                           Ilana Beroff, UGMA

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
custodian for
                                                           David Beroff, UGMA

09/03/00     Common            2,830      $ 3,000.00       William B. Shelton

12/28/00     Common           47,166      $50,000.00       Charles S. Biehn, Jr.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

OVERVIEW

Advant-e Corporation (formerly Twilight Productions, Ltd.) through its wholly-owned subsidiary, Edict, develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats via traditional Value Added Networks and the Internet. Customers consist of businesses across a number of industries throughout the United States.

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

            EnterpriseEC(R)

3. Web-based Electronic Commerce document processing system for the Grocery Industry supply chain

            GroceryEC.com

4.     Other vertical industry portals ("Vortals")

            MfgEC.com, LogisticsEC.com, etc.

Software is billed when it is shipped to the customer. Recurring license and maintenance fees are billed annually and recognized as revenue ratably as earned over the 1-year license period. EnterpriseEC(R), GroceryEC.com, and other "vortals" typically have a start-up fee and transactional fees billed in advance of service or billed monthly as services are provided. These transaction fees are recognized as revenues ratably as the transactions are performed.

The company is currently focusing on increasing transaction fees relating to GroceryEC.com, EnterpriseEC(R), and other "vortals".

At March 30, 2001 GroceryEC.com supported 25 grocery retailers and had approximately 900 production customers generating transaction revenues.

EnterpriseEC(R) generated $30,000 in start-up fees during the current Period. Management anticipates that transaction fees generated by EnterpriseEC(R) will begin in the second quarter of 2001.

MfgEC.com did not generate any start-up or transaction fees during this period. Several companies are using this system in a beta mode and management anticipates transaction fees being billed in 2001. MfgEC.com is the first "vortal" that combines Electronic Commerce document processing via the Internet with integrated bar code label generation capabilities.

Several other "vortals" are planned for release late in 2001. The Company owns Internet domain names for AutomotiveEC.com, RetailEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, and DrugStoreEC.com.

The Company experienced a reduction in EDI software and bar code label module revenues due to a shift in focus from these product lines to the Company's Internet products and services.


The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal years ended December 31, 2000 and 1999 should be read in conjunction with the Company's consolidated financial statements in Item 7 of this 10-KSB. The financial statements are consolidated and prepared using the pooling of interests accounting method and therefore include the combined results of Advant-e (formerly Twilight) and EDICT, the wholly-owned subsidiary of Advant-e.

FISCAL YEAR 2000 RESULTS OF OPERATIONS

Product sales and license fees decreased by $60,979 (7.5%) The reduction is attributable to declines in the sales of EDI and barcoding software that were not offset by revenues from the company's current and future primary focus, sales of internet based services.

Salaries and benefits increased by $182,155 (31.8%) due to the addition of several employees, both technical and marketing, needed to market our internet based services and to maintain and support GroceryEC.

General and administrative expenses increased by $7,463 on a consolidated basis. This increase was a combination of reduced expense ($99,474) resulting from the closing of the office of the former Twilight Productions Ltd. and increases in general and administrative expenses of $106,937 incurred to market and support the Company's internet based services and merger related expenses, primarily legal and accounting.

Increased interest expense of $11,766 resulted from average borrowings that were higher in 2000 than in 1999.

The income tax benefit of $84,656 results primarily from the recognition of the tax benefits of the 2000 Net Operating Loss carryforward.

FISCAL YEAR 1999 RESULTS OF OPERATIONS

Product sales and license fees in 1999 were comprised almost entirely of sales of the company's Formula_One EDI software, Bar Code Label Module (BCLM) and license fees from sales of those products. Sales of those products peaked in July 1999 and began declining after that as customers looked toward the internet for their EDI solutions. The former Twilight Productions Ltd. recognized no revenues except for interest income of $11,831.

Operating expenses totaling $873,952 related entirely to the Company's efforts to produce, maintain and market EDI software products and to develop a marketable EDI Internet based solution. The remaining $399,915 of operating expenses related to the former Twilight Productions, Ltd. -- $123,865 in general and administrative expenses and $276,050 for the write-down to net realizable value ($0) of the 2 films that Twilight produced but did not sell.

The Net loss of $434,776 was therefore comprised of $388,084 from the former Twilight's film production business and $46,692 from the EDI software and internet based solutions business.

LIQUIDITY AND CAPITAL RESOURCES

The Company used its cash resources, including Twilight's approximately $205,000 cash balance on the merger date of April 10, 2000 and the $249,823 cash received from the sale of common stock to fund the operating loss of the Company, to develop its internet based EnterpriseEC products, and to purchase computer equipment.

The Company expects to use its available bank lines of credit, advances from certain shareholders, and a planned private placement of common shares to raise approximately $180,000 in capital in 2001. The Company plans to monitor and control operating expenses in 2001 so that the capital raised and revenues from sales and services are sufficient to provide operational liquidity through the end of the year.

ITEM 7.  FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Battelle & Battelle LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December, 31 2000 and 1999

Notes to Consolidated Financial Statements


	INDEPENDENT AUDITORS' REPORT

Advant-e Corporation and Subsidiary
Dayton, Ohio

We have audited the accompanying consolidated balance sheet of Advant-e Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statement of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Twilight Productions, LTD., the predecessor to Advant-e Corporation, which statements reflect total assets of $229,666 as of December 31, 1999 and operating loss of $388,084 for the year then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Twilight Productions, LTD., is based solely on the report of the other auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 16, 2001

Battelle & Battelle LLP


                ADVANT-E CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEET

                                                 December 31
                              ASSETS         2000            1999
CURRENT ASSETS
  Cash and cash equivalents                   56,457         233,086
  Accounts receivable, net                    63,846         122,169
  Deferred income taxes                       36,762             -
  Prepaid expenses                             6,153          12,017
      Total current assets                   163,218         367,272

SOFTWARE DEVELOPMENT COSTS, net              267,358         204,542

PROPERTY AND EQUIPMENT
  Office equipment                           178,193         147,838
    Less accumulated depreciation            124,682          98,325
      Depreciated cost                        53,511          49,513

OTHER ASSETS
  Deferred income taxes                       39,036               -

      Total assets                           523,123         621,327

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank notes payable                         117,202         115,894
  Accounts payable                            93,578          63,417
  Accrued expenses                            23,738          19,108
  Deferred income taxes                          -               905
  Deferred revenue                           185,959         168,724
      Total current liabilities              420,477         368,048

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000 shares authorized;
     5,613,834 and 5,378,173 issued and outstanding at December 31,
     2000 and 1999, respectively               5,613           5,378
  Paid-in capital                            376,557         890,480
  Retained earnings deficit                 (279,524)       (642,579)
      Total shareholders' equity             102,646         253,279

      Total liabilities and shareholders'
      equity                                 523,123         621,327


The accompanying notes are an integral part of the financial statements.




                         ADVANT-E CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Year Ended December 31
                                                   2000         1999
REVENUE
  Product sales and license fees                   754,218        815,197
  Other income                                       9,489         21,077
                                                 ---------      ---------
      Total revenue                                763,707        836,274
                                                 ----------     ---------

OPERATING EXPENSE
  Cost of sales                                     16,568         20,877
  Salaries and benefits                            754,782        572,627
  General and administrative expenses              320,297        312,834
  Depreciation                                      26,357         20,026
  Amortization                                      84,813         57,217
  Bad debt expense                                  25,000          5,000
  Interest                                          21,002          9,236
  Write-down of film costs to net                        -        276,050
    realizable value                             ----------     ---------
     Total operating expenses                    1,248,819      1,273,867
                                                 ----------     ---------

LOSS BEFORE TAXES                                 (485,112)      (437,593)

INCOME TAXES BENEFIT                               (84,656)        (2,817)
                                                 ----------     ---------

NET LOSS                                          (400,456)      (434,776)
                                                 =========      =========

LOSS PER SHARE
  Basic                                              (0.07)         (0.08)
                                                 =========      =========

  Diluted                                            (0.07)         (0.08)
                                                 =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                          5,450,381      5,378,173
                                                 =========      =========

  Diluted                                        5,450,381      5,378,173
                                                 =========      =========


The accompanying notes are an integral part of the financial statements.





                           ADVANT-E CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                             Additional
Retained
                                   Common stock                Paid-in
Earnings
                                Shares       Amount            Capital
Deficit        Total
                               ----------  ----------       ------------     ---
--------   -----------

Balances, December 31, 1998    5,378,173       5,378            890,480
(207,803)     688,055

  Net loss
(434,776)      (434,776)

Balances, December 31, 1999    5,378,173        5,378            890,480
(642,579)     253,279

  Issuance of common stock       235,661          235            249,588
249,823
  Net loss
(400,456)    (400,456)
  Reorganization deficit
     reclassification                        (763,511)           763,511
-

Balances 5,613,834                 5,613      376,557           (279,524)
102,646


The accompanying notes are an integral part of the financial statements.



                ADVANT-E CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Year Ended December 31
                                                         2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           (400,456)      434,776)
  Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation                                     26,357        20,026
      Amortization                                     84,813        57,217
      Deferred income tax benefit                     (76,703)       (2,877)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                              58,323        20,126
      Refundable income tax                              -           20,472
      Film costs                                         -          255,118
      Other assets                                      5,864       (11,392)
      Accounts payable                                 30,161        (7,176)
      Accrued expenses                                  4,630        10,125
      Deferred revenue                                 17,235           521
        Net cash used in operating activities        (249,776)      (72,616)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                              (30,355)      (41,148)
  Software costs capitalized                         (147,629)     (125,952)
        Net cash used in investing activities        (177,984)     (167,100)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line of credit and other note
  payable                                              67,358       164,033
  Payments on bank line of credit and other note
  payable                                             (66,050)      (69,427)
  Proceeds from sale of common stock                  249,823             -
        Net cash provided by financing activities     251,131        94,606

NET DECREASE IN CASH AND CASH EQUIVALENTS            (176,629)     (145,110)

  Cash and cash equivalents, beginning of year        233,086       378,196

CASH AND CASH EQUIVALENTS, END OF YEAR                 56,457       233,086


SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                        21,002         9,236
  Federal income tax refund received                    7,953


The accompanying notes are an integral part of the financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

NATURE OF OPERATIONS - Advant-E Corporation (formerly Twilight) through its wholly-owned subsidiary, Edict, develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict. Intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE - Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $21,000 at December 31, 2000 and $25,000 at December 31, 1999.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use, costs associated with operation of its web site, in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software product, which presently range from two to three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Total capitalized software costs amounted to $434,737 at December 31, 2000 and $287,108 at December 31, 1999, and the related accumulated amortization was $167,379 and $82,566, respectively. The ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. These judgments are subject to change in the near term.

PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $26,357 in 2000 and $20,026 in 1999.

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

SEGMENT REPORTING - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment-the development and sale of electronic data interchange and electronic commerce software products.


NOTE 2 - BUSINESS COMBINATION

On April 10, 2000, Advant-e Corporation (Advant-e) and Edict Systems, Inc. (Edict) entered into a merger agreement. The merger agreement provides for a business combination between Advant-e in which Edict became a wholly owned subsidiary of Advant-e. Under the terms of the merger, Edict's issued and outstanding shares were exchanged for 4,359,000 Advant-e's shares.

In connection with the merger described above, Advant-e assigned all rights, title and interest in and to the two films it had produced to Chaverim Productions, Ltd., an entity owned by the former officers and directors of Advant-e, in exchange for Advant-e's release from any and all obligations and liabilities arising from the production of the films.

As part of the merger, Advant-e entered into an agreement with HFG, a financial services provider, whereby HFG agreed to provide services to Advant-e in support of the Merger and post-merger services relating to public relations, investor relations, and assisting with regulatory filing requirements. HFG was compensated for these services by the issuance of 400,000 shares of Advant-e's common stock.

Also on April 10, 2000, Advant-e entered into a stock purchase agreement with HFG and Art Howard Beroff, a former director and officer of Advant-e prior to the merger with Edict. This offering was made pursuant to Rule 506 under the Securities Act. As of December 31, 2000 235,661 shares were sold for an aggregate purchase price of $249,823 pursuant to the agreement.

The merger has been accounted for as a pooling of interests and, accordingly all prior period consolidated financial statements presented herein have been restated to include the combined results of operations, financial position and cash flows ofAdvant-e. For Federal income tax purposes, the merger will be accounted for as a tax free reorganization.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                  Three
                           months ended     Year Ended December 31
                               March 31,    ----------------------
                                   2000           1999       1998
                           ------------           ----       ----

Net sales
  Edict                         199,043        815,197    675,056
  Advant-e                         -              -          -
                                -------        -------    -------
                                199,043        815,197    675,056

Net income (loss)
  Edict                         (81,503)       (46,692)    (1,422)
  Advant-e                      (13,515)      (388,084)   (96,912)
                                 -------       -------     ------
                                (95,018)      (434,776)   (95,490)

In connection with the merger, the $763,511 cumulative loss resulting from the defunct entity's film production activity (the former Twilight Productions) was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at December 31, 2000 of $279,524 represents the cumulative loss from ongoing operations of the Corporation.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company leases its office space from a shareholder of the Company. This space is leased on a month to month basis for $3,000 per month. Lease payments made under this arrangement were $36,000 in 2000 and $34,800 in 1999. As part of this arrangement, the Company pays the real estate taxes on the leased property. Payments made by the Company for taxes were $3,522 in 2000 and $9,716 in 1999.


NOTE 4 - BANK NOTES PAYABLE AND OTHER NOTE PAYABLE

In 1997, the Company obtained a $35,000 line of credit. Outstanding borrowings accrue interest at the bank's prime rate plus two percent (11.5% at December 31, 2000). Outstanding borrowings under this agreement were $28,807 at December
31, and $34,794 at December 31, 1999. The majority shareholder has personally guaranteed this line of credit. This line of credit is collateralized by substantially all business assets of the Company.

In 1999, the Company obtained an $80,000 line of credit from another bank. Outstanding borrowings accrue interest at the Bank's prime rate plus one-half of one percent, 10% at December 31, 2000. During 1999 this line of credit was converted into a $100,000 commercial note, which was increased to $125,000 in January 2001. Outstanding borrowings under this agreement were $88,395 at December 31, 2000 and $81,100 at December 31, 1999. The majority shareholder has personally guaranteed this line of credit. This loan is collateralized by substantially all business assets of the Company.

On February 2, 2000, the Company borrowed $50,000 from an unrelated corporation at a rate of interest of 10% per year. The note and interest were paid in full in August 2000.


NOTE 5 - PROFIT SHARING PLAN

In 1997, the Company established a profit sharing and 401(k) plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in 2000 and 1999.


NOTE 6 - INCOME TAX BENEFIT

The deferred income tax asset at December 31, 2000 and the deferred income tax liability at December 31, 1999 result from the recognition of income tax benefits resulting from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

The aggregate deferred income tax asset of $75,798 at December 31, 2000 consists of $6,017 deferred tax liability ($905 for 1999) related to temporary differences and $81,815 of income tax benefits resulting from the current year net operating loss. The tax benefit for 2000 includes the $7,953 of federal tax refund, not provided for in 1999, received resulting from carryback of the 1999 net operating loss to an earlier year.

No valuation allowance has been recognized for the net operating loss tax benefits because management believes it is more likely than not that future taxable income will offset the net operating loss carryforward. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Corporation's net operating loss carryforwards of approximately $412,413 expire beginning in 2020.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the merger with Edict Systems, Inc. on April 10, 2000, the Company's Board of Directors changed independent auditors to the auditors of Edict Systems.

On August 1, 2000 the Company notified Mark Bindiger, CPA (Bindiger) that he was dismissed as the Company's independent auditor.

The Company and Mark Bindiger have not, in connection with the audit of the Company's financial statements for each of the prior two years ended December 31, 1999 and December 31, 1998 or for any subsequent interim period prior to and including August 1, 2000, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Bindiger's satisfaction, would have caused Bindiger to make reference to the subject matter on the disagreement in connection with his reports.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2000, their ages and the nature of all positions with Advante-e Corporation presently held by them are as follows:

Jason K. Wadzinski                     36             President/CEO/Director

John F. Sheffs                         75             Secretary/Director

Jason K. Wadzinski founded Edict in 1990 and has held the position of President/ CEO/Director since inception. Mr. Wadzinski is an Air Force veteran and has held positions in information technology since 1982.

John F. Sheffs has been a Director of Edict since 1995. Mr. Sheffs was President/CEO/Director and sole Shareholder of Electro Sales Associates, Inc., a manufacturers' representative company that sold various electronics products to manufacturing companies located in the eastern half of the United States. Mr. Sheffs has a lifetime of experience in management and entrepreneurship, with special emphasis on sales and marketing.

No family relationship exists among directors and executive officers. No legal proceedings occurred during the last five years that are material to an evaluation of the ability or integrity of any director or executive officer.

ITEM 10.  EXECUTIVE COMPENSATION

Name and Title                              Year              Annual Salary
--------------                              ----              -------------
Jason K. Wadzinski,                         2000              $ 58,500
President/CEO

Jason K. Wadzinski is the sole executive officer of the Company. No payments classified as long-term compensation, other annual compensation and all other compensation were made. The Company has no long-term incentive plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 30, 2001, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)   The following table has been completed for each Director of the Company:



                                       Common           Options    Percent of
Name and Address                       Shares                        Class
----------------                       -------          -------      ----------
Jason Wadzinski                        3,658,508           0           65.2
32 E. National Rd.
Englewood, OH  45322

John F. Sheffs                           339,172           0            6.0
3545 Woodgreen Dr.
Beavercreek, OH  45434


(ii) The following table has been completed for each of Executive Officers of the Company:



                                       Common           Options    Percent of
Name and Address                       Shares                        Class

Jason Wadzinski                        3,658,508           0           65.2
32 E. National Rd.
Englewood, OH  45322



(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:



                                       Common           Options    Percent of
                                       Shares                        Class

All Officers and                       3,997,680           0         71.2
Directors as a
Group (2 persons)


(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company's voting Common Stock:



                                       Common           Options    Percent of
Name and Address                       Shares                        Class

Jason Wadzinski                        3,658,508           0         65.2
32 E. National Rd.
Englewood, OH  45324

John F. Sheffs                           339,172           0          6.0
3545 Woodgreen Dr.
Beavercreek, OH  45434

Art Howard Beroff                        322,000           0          5.7
156-34 88th. Street
Howard Beach, NY 11414

Total shares outstanding at
March 30, 2001                         5,661,173


Does not include approximately 47,250 shares that Art Howard Beroff or his designees were required to purchase on or before May 15, 2001 pursuant to the Stock Purchase Agreement described elsewhere in this Form 10-KSB When Mr. Beroff completes the share purchase, he will own beneficially approximately 6.5% of Common Stock outstanding.


ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Twilight paid $14,000 in 2000 and $120,000 in 1999 to two of its former officers/directors for services rendered during those years. No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between Edict and any director or executive officer that exceeded $60,000 during the last two years.

Edict leases its office space from a shareholder of the Company. This space is leased on a month to month basis for $3,000 per month. Lease payments made under this arrangement were $36,000 in 2000 and $34,800 in 1999. As part of this arrangement, Edict pays the real estate taxes of the leased property. Payments made by Edict for taxes were $3,552 in 2000 and $9,716 in 1999.

Pursuant to the Services Agreement and the Registration Rights Agreement, both dated April 10, 2000 (the date of the Merger), the Company issued 400,000 shares of Common Stock to HFG. In return, HFG agreed to provide services to the Company in support of the Merger and post-merger services relating to public relations, investor relations and assisting with the Securities and Exchange Commission ("SEC") filing requirements. On April 10, 2000, shares of Common Stock were trading at approximately $1.06 per share.

Also on April 10, 2000, the Company entered into the Stock Purchase Agreement with HFG and Beroff. The Stock Purchase Agreement requires HFG and Beroff, or their designees, to each purchase 141,500 shares of Common Stock for $150,000 each on or before July 5, 2000 resulting in the issuance of 283,000 shares of Common Stock for an aggregate consideration of $300,000 (approximately $1.06 per share). This offering was made pursuant to Section 4(2) of the Securities Act of 1933. As of March 30, 2000 235,661 shares were purchased for an aggregate purchase price of $248,823 pursuant to this agreement.

Since Twilight's inception, two films have been produced. During fiscal year 1999, Twilight wrote down the value of both films to zero. After the merger of Twilight and Edict, the two films were transferred to Chaverim Productions, Ltd., an entity owned by the former officers and directors of Twilight, in exchange for Twilight's release from any and all obligations and liabilities arising from the productions of the films.



                                   PART IV


ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Index to Exhibits

Exhibit number                             Description
--------------                             -----------

2	        Agreement and Plan of Merger, dated as of April 10, 2000, among
              EDICT Systems, Inc., Twilight Productions, Ltd. and Twilight Acquisition Sub, Inc. Filed in Form 10SB12G/A Amended Registration Statement dated October 13, 2000, incorporated herein by reference.

3(i)(a) Amended Certificate of Incorporation. Filed in Form 10SB12G/A Amended Registration Statement dated October 13, 2000, incorporated herein by reference.

3(i)(b) Amendment to Certificate of Incorporation. Filed in Form 10Sb12G/A Amended Registration Statement dated October 13, 2000, incorporated herein by reference.

3(ii) By-laws. Filed in Form 10SB12G/A Amended Registration Statement dated October 13, 2000, incorporated herein by reference.

3	        Form of Common Stock Certificate.  Filed in Form 10SBG/A Amended
              Registration Statement dated October 13, 2000, incorporated herein by reference.

4	        Form of Common Stock Certificate

10.1	        Lease Agreement, dated as of January 1, 2000, between Jason K.
              Wadzinski and EDICT Systems, Inc. Filed in Form 10SBG/A Amended Registration Statement dated October 13, 2000, incorporated herein by reference.

10.2	        Stock Purchase Agreement dated April 10, 2000, among Twilight
              Productions, Ltd., Halter Financial Group, Inc. and Art Howard Beroff. Filed in Form 10SBG/A Amended Registration Statement dated October 13, 2000, incorporated herein by reference.

11	        Statement regarding computation of per share earnings.  Filed herewith.

21	        Subsidiaries of the Company.  Filed in Form 10SBG/A Amended
              Registration Statement dated October 13, 2000, incorporated herein by reference.

27            Financial Data Schedule.  Filed herewith.


              (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended December 31, 2000.




                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2001                                 By:  /s/ Jason K. Wadzinski
                                                  ------------------------
                                                        Jason K. Wadzinski
                                                   Chief Executive Officer

March 30, 2001                                 By:      /s/ John F. Sheffs
                                                  ------------------------
                                                            John F. Sheffs
                                                                 Treasurer













EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


Per share earnings are computed and displayed on the Consolidated Statement Of Operations for 2000 and 1999 included in Item 7 of this Form.

Average outstanding shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for both Basic and Diluted per share earnings:



Date                        Description                          # shares
----                        -----------                      -------------------
                                                             2000	         1999
                                                             ----          ----

April 10, 2000   Twilight Production, Ltd. common shares
                 outstanding at time of merger              619,173      619,173


April 10, 2000   Common shares issued to Edict Systems,   4,359,000    4,359,000
                 Inc. shareholders at time of merger

April 10, 2000   Common shares issued at time of merger     400,000      400,000
                 through private placement

August 7, 2000   Common shares issued pursuant to stock      94,335
                 purchase agreement

August 10, 2000  Common shares issued pursuant to stock      44,330
                 Purchase agreement

Sept. 1, 2000    Common shares issued pursuant to stock      47,000
                 Purchase agreement

Sept. 7, 2000    Common shares issued pursuant to stock       2,830
                 Purchase agreement

Dec. 28, 2000    Common shares issued in private placement   47,166


                 Total shares used in computation
                 of per share earnings                    5,613,834    5,378,173


Average shares outstanding was computed using the above number of shares weighted by the number of days those shares were outstanding during the year.