Form 10QSB
period 2001-03-31
ADVANT E CORP
filed 2001-05-09
CIK 925043

frm10q1b.txt
revised 05-07-01






                   SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C. 20549

                        ----------------------

                             FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                    COMMISSION FILE NUMBER:  0-30983

                          ADVANT-E CORPORATION
                          --------------------
              (Name of Small Business Issuer in its Charter)

      DELAWARE                                   88-0339012
      --------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

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


As of April 27, 2001, the issuer had 5,613,834 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small business Disclosure Format:             Yes [ ] No [X]







PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   March     December
                                                    31,         31,
                                                   2001        2000
                                                (Unaudited)

                 ASSETS


CURRENT ASSETS
  Cash and cash equivalents                         42,935     56,457
  Accounts receivable, net                          57,289     63,846
  Deferred income taxes                             36,762     36,762
  Prepaid expenses                                   4,092      6,153
                                                   -------    -------
      Total current assets                         141,078    163,218

SOFTWARE DEVELOPMENT COSTS, net                    294,661    267,358
PROPERTY AND EQUIPMENT, net of accumulated
    Depreciation of $132,182 at March 31, 2001
    And $124,682 at December 31, 2000               58,984     53,511

OTHER ASSET
  Deferred income taxes                             39,036     39,036
                                                   -------    -------
      Total assets                                 533,739    523,123
                                                   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank and other notes payable                     205,562    117,202
  Accounts payable                                 114,812     93,578
  Accrued expenses                                  44,209     23,738
  Deferred revenue                                 163,910    185,959
                                                  --------    -------
      Total current liabilities                    528,493    420,477

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    Shares authorized; 5,613,834 issued and
    Outstanding at March 31, 2001 and
    December 31, 2000	                             5,613      5,613
  Paid-in capital                                  376,557    376,557
  Retained earnings deficit                       (376,924)  (279,524)
                                                  --------   --------
   Total shareholders' equity                        5,246    102,646
                                                  ---------  --------
    Total liabilities and shareholders' equity     533,739    523,123
                                                  =========  ========

The accompanying notes are an integral part of the financial statements.




ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                              March 31,

                                                           2001	  2000
                                                           ----     ----
REVENUES
  Product sales, license fees,                          192,200   199,043
    and Transaction fees
  Other income                                            5,430     2,212
                                                        -------   -------
     Total revenues                	                    197,630   201,255
                                                        -------   -------
OPERATING EXPENSES
  Cost of sales                                           1,283     9,025
  Salaries and benefits                                 200,169   211,027
  General and administrative                             60,056    54,555
  Depreciation                                            7,500	  5,100
  Amortization                                           21,203    21,203
  Bad debt expense                                            -    10,000
  Interest                                                4,819     5,866
                                                        -------   -------
     Total operating expenses                           295,030   316,776
                                                       ---------  --------
LOSS BEFORE TAXES                                       (97,400) (115,521)


INCOME TAXES BENEFIT                                          -   (20,503)
                                                        -------    ------

NET (LOSS)                                              (97,400)  (95,018)
                                                       =========  ========

LOSS PER SHARE

  Basic                                                   (0.02)    (0.02)
                                                          ======    ======
  Diluted                                                 (0.02)    (0.02)
                                                          ======    ======

AVERAGE SHARES OUTSTANDING

  Basic                                                5,613,834 5,378,173
                                                       ========= =========
  Diluted                                              5,613,834 5,378,173
                                                       ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,

                                                      2001     2000
                                                      ----     ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           (97,400)  (95,018)
  Adjustments to reconcile net loss to cash
  Used in operating activities:
      Depreciation                                   7,500     5,100
      Amortization                                  21,203    21,203
      Deferred income tax benefit                        -   (20,503)
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                            6,557    14,117
      Other assets                                   2,061     2,206
      Accounts payable                              21,234     9,480
      Accrued expenses                              20,471    18,221
      Deferred revenue                             (22,049)  (21,699)
                                                  ---------  --------
Net cash used in operating activities	         (40,423)  (66,893)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (12,973)  (   765)
  Software costs capitalized                       (48,486)  (     -)
                                                  ---------  --------
Net cash used in investing activities              (61,459)  (   765)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line of credit and other
     note payable                                   89,900    55,612
  Payments on bank line of credit                   (1,540)   (1,165)
                                                    -------  --------
  Net cash provided by financing                    88,360    54,447
     activities
                                                  ---------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (13,522)  (13,211)

  Cash and cash equivalents, beginning of period    56,457   233,086
                                                  ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            42,935   219,875
                                                  ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                      4,819     5,866


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                            Common Stock                 Retained
                          -----------------     Paid-in  Earnings
                           Shares    Amount     Capital  (Deficit)    Total
                          ---------   -----    --------  --------     ------


Balance December 31, 1999 5,378,173   5,378     890,480  (642,579)    253,279

  Net loss                                               (400,456)   (400,456)
  Issuance of common stock  235,661     235     249,588               249,823
  Reorganization deficit
    Reclassification                           (763,511)  763,511
                          ----------  -----    --------- ---------   ---------

Balance December 31, 2000 5,613,834   5,613     376,557  (279,524)    102,646

  Net loss                                                (97,400)    (97,400)
                          ----------  ------   --------- ---------   ---------

Balance March 31, 2001    5,613,834   5,613     376,557  (376,924)      5,246
                          =========   =====     =======  =========    ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATAION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiary, Edict Systems, Inc., develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

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

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $15,000 at March 31, 2001 and $21,000 at December 31, 2000.

Software Development Costs

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web site in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software products, which presently range from two to three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Total capitalized software costs amounted to $483,223 at March 31, 2001 and $434,737 at December 31, 2000, and the related accumulated amortization was $188,582 and $167,379, respectively. The ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. These judgments are subject to change in the near term.

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

Revenue Recognition

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment-the development and sale of electronic data interchange and electronic commerce software products.

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

Also on April 10, 2000, Advant-e entered into a stock purchase agreement with HFG and Art Howard Beroff, a former director and officer of Advant-e prior to the merger with Edict. This offering was made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933 ("Securities Act"). As of March 31, 2001, 235,661 shares were sold for an aggregate purchase price of $249,823 pursuant to the agreement.

The merger has been accounted for as a pooling of interests and, accordingly all prior period consolidated financial statements presented herein have been restated to include the combined results of operations, financial position and
cash flows of Advant-e.   For Federal income tax purposes, the merger will be
accounted for as a tax free reorganization.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                      Three Months Ended  Year Ended December 31,
                        March 31, 2000        1999       1998
                        --------------        ----       ----

Net sales
  Edict Systems             199,043         815,197     675,056
  Advant-e                        -               -           -
                            -------         -------     -------
	                      199,043         815,197     675,056
                            =======         =======     =======
Net income (loss)
  Edict systems             (81,503)        (46,692)      1,422
  Advant-e                  (13,515)       (388,084)    (96,912)
                            --------       ---------    --------
                            (95,018)       (434,776)    (95,490)
                            ========       =========    ========


In connection with the merger, the $763,511 cumulative loss resulting from the defunct entity's film production activity (the former Twilight Productions, Ltd.) was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at March 31, 2001 of $376,924 represents the cumulative loss from ongoing operations of the Company.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month-to-month basis for $3,000 per month. Lease payments made under this agreement were $9,000 in both the three months ended March 31, 2001 and 2000, respectively. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, which were $1,691 and $1,697 in the three months ended March 31, 2001 and 2000, respectively.


NOTE 4 - BANK NOTES PAYABLE AND OTHER NOTES PAYABLE

The Company has a $35,000 bank line of credit that accrues interest on the outstanding borrowings at the bank's prime rate plus two percent (10% at March 31, 2001). Outstanding borrowings under this agreement were $32,792 at March 31, 2001 and $28,807 at December 31, 2000. The majority shareholder has personally guaranteed this line of credit that is also collateralized by substantially all the Company's assets.

The Company has a $125,000 line of credit from another bank that accrues interest on the outstanding borrowings at the bank's prime rate plus one-half of one percent (10% at March 31, 2001). Outstanding borrowings under this agreement were $122,770 at March 31, 2001 and $88,395 at December 31, 2000. The majority shareholder has personally guaranteed this line of credit that is collateralized by substantially all the Company's assets.

On February 2, 2000, the Company borrowed $50,000 from an unrelated corporation at a rate of interest of 10% per year. The note and interest were paid in full in August 2000.

On March 24, 2001 the Company received $50,000 from an individual in exchange for a Convertible Subordinated Note. The note accrues interest at 15% per year and matures on March 19, 2002. This note is subordinate to all senior debt of the Company outstanding at March 24, 2001 and any additional senior debt incurred through March 19, 2002. The holder of the note has the right on March 19, 2002 to convert the entire amount of the note, including any accrued interest, to the Company's common stock at a price of $1.06 per common share.


NOTE 5 - 401(k) PENSION PLAN

The Company has 401(k) pension plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the three months ended March 31, 2001 or during 2000.


NOTE 6 - INCOME TAX BENEFIT

The deferred income tax asset at March 31, 2001 and December 31, 2000 results from the recognition of income tax benefits resulting from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

The deferred tax benefit resulting from the operating loss in the first quarter of 2001 was approximately $17,300. A valuation allowance for this full amount has been recognized at March 31, 2001. No valuation allowance has been recognized for the net operating loss benefits, through December 31, 2000, because management believes, it is more likely than not that future taxable income will offset the net operating loss carryforward. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Corporation's net operating loss carryforwards, of approximately $506,705, begin to expire in 2020.


NOTE 7 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of deposits in banks, which occasionally exceed federally insured limits, and trade accounts receivable. The Company manages the risk regarding deposits in banks by using high quality financial institutions. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.


NOTE 8 - LOSS PER SHARE

The Company reported a net loss in the three months ended March 31, 2001. The calculation of diluted loss per share, therefore, does not include the shares that would result from the conversion of the 15% $50,000 Convertible Subordinated Note to common shares. Such shares are anti-dilutive because they result in a reduction of loss per share. If the Company had reported net income in the three months ended March 31, 2001, there would have been 54,245 outstanding shares from conversion of the note, resulting in 4,822 additional weighted average shares included in the calculation of diluted earnings per share.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB.

This item should be read in conjunction with "Item 1. Financial Statements" and other items contained elsewhere in this report.

OVERVIEW

Advant-e Corporation through its wholly-owned subsidiary, Edict Systems, Inc., develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats via traditional Value Added Networks and the Internet. Customers consist of businesses across a number of industries throughout the United States.

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

At April 27, 2001 GroceryEC.com supported 26 grocery retailers and had approximately 900 production customers generating transaction revenues.

EnterpriseEC(R) generated $30,000 in start-up fees during the third
Quarter of 2000. Management anticipates that transaction fees generated by EnterpriseEC(R) will begin in mid-2001.

MfgEC.com did not generate any start-up or transaction fees. Several companies are using this system in a beta mode and management anticipates transaction fees being billed in 2001. MfgEC.com is the first "vortal" that combines Electronic Commerce document processing via the Internet with integrated bar code label generation capabilities.

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

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal quarters ended March 31, 2001 and 2000 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB. The financial statements are consolidated and prepared using the pooling of interests accounting method and therefore include the combined results of Advant-e (formerly Twilight) and EDICT Systems, the wholly-owned subsidiary of Advant-e.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31 2001 AND 2000

Revenues of $197,630 in the first quarter of 2001 (Q1 2001) approximated revenues in the first quarter of 2000 (Q1 2000); however, sales of internet services of $26,300 in Q1 2000 (13.1% of revenues) increased to $89,734 in Q1 2001 (45.2% of revenues) reflecting the Company's continuing changing of its primary focus from EDI and bar coding software to internet-based services.

Operating expenses of $295,030 in Q1 2001 decreased by $21,746 from Q2 2000 due primarily to cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000.

The Company's net loss in Q2 2001 of $97,400 ($.02) per common share approximated the net loss in Q2 2000 of $95,108 ($.02) per common share. The cost savings in 2001 described above increased earnings; however, the Company recorded no tax benefit in 2001 ($20,503 in 2000).

Liquidity and Capital Resources

The Company's negative cash flow from operations in Q1 2000 was financed primarily by a $50,000 note payable to a corporation that was repaid in full in August 2000. From April 1, 2000 to the end of 2000 the Company used Twilight's approximately $205,000 cash balance on the merger date of April 10, 2000 and $249,823 cash received from the sale of common stock to finance its operating losses and software development costs. In Q1 2001 the Company borrowed on its lines of credit and received $50,000 in exchange for a convertible preferred note that is due or can be converted to common stock in March 2002 to finance its operating losses and software development costs.

The Company is continually monitoring and controlling its operating expenses in 2001 so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 24, 2001 the Company received $50,000 from an individual in exchange for a Convertible Subordinated Note. The note accrues interest at 15% per year and matures on March 19, 2002. This note is subordinate to all senior debt of the Company outstanding at March 24, 2001 and any additional senior debt incurred through March 19, 2002. The holder of the note has the right on March 19, 2002 to convert the entire amount of the note, including any accrued interest, to the Company's common stock at a price of $1.06 per common share (54,245 shares if fully converted). This offering, totalling $200,000, was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the first quarter of the 2001 fiscal year or through the date of filing this report.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  INDEX TO EXHIBITS

Exhibit                                                              Method
Number                             Description                      of Filing
-------                            -----------                      ---------
2           Plan of acquisition, reorganization, arrangement,       N/A
            liquidation, or succession

3(a)(i)     Amended Certificate of Incorporation                    Previously
                                                                    Filed*

3(a)(ii)    By-laws                                                 Previously
                                                                    Filed**

4(i)        Instruments defining the rights of security             Previously
            holders including indentures                            Filed*

4(ii)       Convertible Subordinated Note                           Filed
                                                                    Herewith

10          Material contracts                                      Previously
                                                                    Filed**

11         Statement re: computation of per share earnings          Filed
                                                                    Herewith

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

                                                    Advant-e Corporation
                                                    --------------------
                                                        (Registrant)


May 9, 2001                                     By:  /s/ Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


May 9, 2001                                     By:  /s/     John F. Sheffs
                                                       ------------------------
                                                                 John F. Sheffs
                                                                      Treasurer




EXHIBIT 4(ii) - CONVERTIBLE SUBORDINATED NOTE

                            NOTE PURCHASE AGREEMENT


[Name]								__________________,2001
[Address]


Dear Purchaser:

     The undersigned, Advant-e Corporation, a Delaware corporation (the "Company"), hereby agrees with you as follows:

     Section 1. Authorization of issue. The Company will authorize the issue of $200,000 in aggregate principal amount of its fifteen percent Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes shall, with appropriate insertions, be substantially in the form attached as Exhibit A hereto, and shall mature in one year from the date of issuance (the "Maturity Date").

     Section 2. Issuance of convertible notes. (a) Acquisition of convertible notes. The Company agrees to sell to you, and subject to the terms and conditions herein set forth, you agree to purchase from the Company, a Convertible Note in the aggregate principal amount of $50,000. The date on which such purchase and delivery is to be made is herein called the "Closing Date." On the Closing Date, the Company will deliver to you the Convertible Note against payment of the purchase price therefore by a certified or cashiers check payable to the order of the Company. The purchase price shall be an amount equal to 100 percent of the aggregate principal amount of the Convertible Note to be purchased by you on such Closing Date.

     (b) Securities Act. The Company represents and warrants that it has not, either directly or through any agent, offered any of the Convertible Notes or substantially similar securities for sale to, or solicited any offers to buy any thereof from, or otherwise approached or negotiated in respect thereof with, any person or persons other than you and certain other qualified purchasers.

     (c) Purchase for investment. You acknowledge that the Convertible Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). You represent to the Company, and in issuing the Convertible Note to you on the Closing Date it is specifically understood between you and the Company, that you are acquiring the Convertible Note for your own account, for the purpose of investment, and not with a view to the distribution or resale thereof.

     Section 3. Representations and warranties. The Company hereby represents and warrants that:

     (a) Organization, standing, and qualification of company. The Company is a corporation duly organized and existing and in good standing under the laws of the State of Delaware and has the corporate power to own its properties and to carry on its business as now being conducted. Each of the Company's subsidiaries have been duly incorporated and is existing in good standing under the laws of its jurisdiction of incorporation, has the corporate power to own its properties and to carry on its business as now being conducted.

     (b) Conflicting agreements and charter provisions. Neither the execution and delivery of this Agreement nor the Convertible Notes nor the consummation of the transactions herein or therein contemplated, will conflict with or result in a breach of any of the terms, conditions, or provisions of any corporate restriction or of any agreement or instrument to which the Company or any of its subsidiaries is now a party or by which any of them is bound.

     (c) Issuance of Convertible Notes. Upon receipt by the Company of payment for the Convertible Notes as provided herein, the Convertible Notes will have been duly authorized, executed, and issued and will constitute the Company's valid and legally binding obligations enforceable in accordance with their terms and will be entitled to the benefits provided by this Agreement.

     (d) Authorized and outstanding capital stock. The Company's authorized and outstanding capital stock consists of (i) 2,000,000 shares of common stock, $.001 par value per share, of which 5,613,834 are currently outstanding. All of the Company's outstanding Common Stock has been duly and validly authorized and issued and is full paid and nonassessable. The shares of Common Stock initially to be reserved for issuance and to be issued upon conversion of the Convertible Notes pursuant to this Agreement have been duly and validly authorized and are sufficient in number for the conversion of all the Convertible Notes at the conversion price.

     (e) Securities Exchange Act Registration. The Company's Common Stock has been duly registered with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Said Common Stock is the Company's only "equity security" required to be registered under the Exchange Act.

     Section 4. Interest payments and redemptions. (a) Interest payments on Convertible Notes. The Convertible Notes shall be dated the Closing Date and shall bear interest at the rate of fifteen percent per annum from the Closing Date. Interest shall be computed on the basis of a 360-day year, 30-day month and shall accrue from the date of issuance.

     Section 5. Conversion of Convertible Notes. (a) Right to convert; conversion price. Subject to and upon compliance with the provisions hereof, the holder of any Convertible Note shall have the right, at any time until such Convertible Note has been paid in full, to convert all or any portion of the unpaid amount of such Convertible Note into Common Stock of the Company at a price of $1.06 per share (the "Conversion Price") up to and including the Maturity Date. The number of shares of the Company's Common Stock into which any Convertible Note is convertible shall be subject to adjustment pursuant to the further provisions of this Section 5. In order to convert any Convertible Note, the holder thereof shall surrender the Note to the Company at its office in Ohio (or any other office or agency of the Company that it designates by notice in writing to the holders of the Convertible Notes), accompanied by a written statement designating the principal amount of such Convertible Note, or portion thereof, to be so converted.

     (b) Issue of Common Stock; continuing obligation. Within a reasonable time after the receipt of the written statement referred to in subsection (a) and surrender of such Convertible Note as aforesaid, the Company shall issue and deliver to the holder thereof, registered in the holder's name, a certificate or certificates for the number of full shares of Common Stock issuable upon the conversion of such Convertible Note bearing the restrictive legend set forth below. To the extent permitted by law, such conversion shall be deemed to have been effected and the conversion price and the number of shares of Common Stock issuable in connection with such conversion shall be determined as of the close of business on the date on which such written statement shall have been received by the Company and such Convertible Note shall have been surrendered as aforesaid, and at such time the rights of the holder of such Convertible Note (or specified portion thereof) as such holder shall cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

     (c)    Anti-dilution provisions.   The Conversion Price shall be subject
to adjustment from time to time only as follows:

     (1) If shares of Common Stock are issued as a dividend or other distribution on any class of stock of the Company, the Conversion Price which would otherwise be in effect at the opening of business on the day following the date fixed for determination of stockholders entitled to receive such dividend or other distribution shall be reduced by multiplying such Conversion Price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares constituting such dividend or other distribution, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination.

     (2) If the Common Stock is subdivided into a greater or combined into a lesser number of shares of Common Stock, the Conversion Price in effect immediately prior thereto, or immediately prior to the record date for such subdivision or combination if a record date is fixed, shall be proportionately adjusted so that it will bear the same relation to the Conversion Price in effect immediately prior to such subdivision or combination, or such record date, as the total number of shares of Common Stock outstanding immediately prior to such subdivision or combination, or such record date, shall bear to the total number of shares of Common Stock outstanding immediately after such subdivision or combination or such record date.

     (3) The certificate of any firm of independent public accountants of recognized standing selected by the Company's Board of Directors shall be conclusive evidence of the correctness of any computation made under this Section.

     (d) Fractional Shares. Anything contained herein to the contrary notwithstanding, the Company shall not be required to issue any fraction of a share in connection with the conversion of Convertible Notes, but the Company shall pay a sum in cash equal to such fraction.

     (e) Shares issuable upon conversion. The Company covenants and agrees that all shares of Common Stock which are issued upon the conversion of all outstanding Convertible Notes will, upon issuance, be duly and validly issued and fully paid and nonassessable and free from all taxes, liens, and charges with respect to the issue thereof. The Company further covenants and agrees that it will at all times have authorized, and reserved and kept available solely for the purpose of issue upon the conversion of Convertible Notes as herein provided, a sufficient number of shares of its Common Stock as are then issuable upon the conversion of all outstanding Convertible Notes.

     (f)    Legend; restrictions on conversion and transfer.  Each Convertible
Note issued pursuant to this Agreement shall be stamped or otherwise imprinted with a legend in substantially the following form:

     "This Note, and any shares or other securities acquired upon the conversion of this Note may not be transferred except upon the conditions specified in the Note Purchase Agreement, dated ____________, 2001, providing for the sale of fifteen percent Convertible Subordinated Notes, due____________, 2002, of Advant-e Corporation, a complete and correct conformed copy of which will be furnished to the holder of such securities upon written request and without charge. This Note, and any shares or other securities acquired upon the conversion of this Note have not been registered under the Securities Act of 1933 or applicable state securities laws and may be offered and sold only if registered pursuant to the provisions of that Act or if an exemption from registration is available."

     Each stock certificate issued upon the conversion of any Convertible Note (except as permitted by this Section 6) shall be stamped or imprinted with a legend in substantially the following form:

     "These securities may not be transferred except upon the conditions specified in the Note Purchase Agreement, dated _____________, 2001, providing for the sale of fifteen percent Convertible Subordinated Notes, due _____________, 2002, of Advant-e Corporation, a complete and correct conformed copy of which will be furnished to the holder of such securities upon written request and without charge. These securities have not been registered under the Securities Act of 1933 or applicable state securities laws and may be offered and sold only if registered pursuant to the provisions of that Act or if an exemption from registration is available."

     (g) Notice of intention to convert or transfer; opinions of counsel; registration required by holders of convertible notes. The Convertible Notes and the Common Stock to be issued upon such conversion thereof ("Conversion Stock") shall not be transferable except upon the conditions specified in this subsection (g). Each holder of any Convertible Note or Conversion Stock, by acceptance thereof, agrees, prior to any transfer of such Convertible Note or Conversion Stock or concurrently with any conversion of such Convertible Note, to give written notice to the Company expressing such holder's intention to effect such transfer or conversion and describing briefly the manner of the proposed transfer, with a copy of the opinion of counsel selected by such holder and reasonably satisfactory to the Company (addressed to such holder) as to the nonnecessity for registration under the Securities Act of such Convertible Note or Conversion Stock in connection with such proposed transfer or disposition or retention upon such proposed conversion.

     (h) "Piggyback" registrations. If the Company at any time proposes to register any of its Common Stock under the Securities Act on any form upon which may be registered securities similar to the Conversion Stock, it will at each such time give written notice to all holders of outstanding Convertible Notes and/or Conversion Stock of its intention so to do. Upon the written request to the Company by any holder or holders of outstanding Convertible Notes and/or Conversion Stock, given within 30 days after receipt of any such notice, the Company will use its best efforts to cause the Conversion Stock which the Company has been requested to register by the holders to be registered under the Securities Act, all to the extent requisite to permit the sale or other disposition by such holders of the Conversion Stock so registered; provided, however, that, if the registration is in connection with an underwritten public offering and the managing underwriter determines that inclusion of the Conversion Stock in the registration is not advisable, the Company shall not be obligated to include such shares.

     (i) Company's obligations in registration. If and whenever this subsection (i) obligates the Company, or requires it to use its best efforts, to effect the registration of any Conversion Stock under the Securities Act, the Company will, as expeditiously as possible:

     (1) prepare and file with the Securities and Exchange Commission, or any other Federal Agency then administering the Securities Act (the "Commission"), a registration statement with respect to such Conversion Stock and cause such registration statement to become and remain effective;

     (2) prepare and file with the Commission all amendments and supplements to such registration statement and the prospectus used in connection therewith that are necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all Conversion Stock covered by such registration statement whenever the holders for whom such Conversion Stock are registered or are to be registered desire to dispose of the same;

     (3) furnish to the holders of outstanding Conversion Stock so registered or to be registered such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and all other documents as such holders reasonably request in order to facilitate the disposition of such Conversion Stock;

     (4) register or qualify the Conversion Stock covered by such registration statement under such other securities or blue sky laws of such jurisdiction as the holders of the Conversion Stock so registered or to be registered reasonably request, and do any and all other acts and things which may be necessary or advisable to enable such holders to consummate the disposition in such jurisdictions of such Conversion Stock; provided, however, that the Company shall not be obligated by reason thereof, to qualify as a foreign corporation or file any general consent to service of process under the laws of any such jurisdiction or subject itself to taxation as doing business in any such jurisdiction; and

     (j) Payment of registration expenses. The cost and expenses of all registrations and qualifications under the Securities Act or otherwise shall be paid by the Company (including without limitation all registration and filing fees, printing expenses, securities indemnity insurance premiums, fees and disbursements of counsel for the Company and expenses of any special audits incident to or required by any such registration).

     (k) Information to be furnished. Notices and requests delivered pursuant to this Section 5 shall contain such information regarding the Conversion Stock and the intended method of disposition thereof as shall reasonably be required in connection with the action to be taken.

    Section 6. Subordination. Anything in this Agreement or the Convertible Notes to the contrary notwithstanding, the indebtedness evidenced by the Convertible Notes, principal and interest, shall be subordinate and junior to all principal and interest of all senior indebtedness of the Company for borrowed money ("Senior Debt"), whether outstanding at the date of this Agreement or created or incurred after the date of this Agreement but prior to the maturity of the Convertible Notes by lapse of time, acceleration or otherwise. Upon maturity of any Senior Debt by lapse of time, acceleration or otherwise, then all principal of, premium, if any, and interest on, all such matured Senior Debt shall first be paid in full before any payment on account of principal or interest is made upon the Convertible Notes. In the event of any insolvency, bankruptcy, liquidation, reorganization or other similar proceedings, or any receivership proceedings in connection therewith, relative to the Company or its creditors or its property, and in the event of any proceedings for voluntary liquidation, dissolution, or other winding up of the Company, whether or not involving insolvency or bankruptcy proceedings, then all principal, premium, if any, and interest due on Senior Debt shall first be paid in full, or such payment shall have been provided for, before any payment on account of principal or interest is made upon the Convertible Notes.

     Section 7. Affirmative covenants of company. The Company covenants and agrees that, so long as any of the Convertible Notes shall be outstanding, the Company shall furnish to each registered holder of a Convertible Note:

     (a) As soon as practicable after they have been sent to stockholders of the Company or filed with the Commission, copies of each annual and interim financial and other report or communication sent by the Company to its stockholders or filed with the Securities and Exchange Commission; and

     (b) As soon as practicable copies of every press release and every material news item and article in respect of the corporate affairs of the Company which is released for publication by the Company.

     Section 8. Use of proceeds. The Company represents and warrants that the net proceeds of the sale of the Convertible Notes will be added to the general funds of the Company and be used for working capital.

     Section 9. Method of payment of principal, premium and interest. Notwithstanding any contrary provision in the Convertible Notes or in this Agreement, the Company will promptly and punctually pay to you or to your nominee at any address you designate to the Company in writing, all amounts payable in respect of the principal of or premium or interest on any of the Convertible Notes, so long as it is held by you or by such nominee, without any presentment thereof.

     Section 10. Survival of covenants, agreements, representations and warranties; successors and assigns. All covenants, agreements, representations, and warranties made herein and in certificates delivered pursuant hereto shall survive the execution and delivery of the Convertible Notes, and shall continue in full force and effect as long as any of the Convertible Notes are outstanding and unpaid.

     Section 11. Entire agreement; no oral change. This Agreement embodies the entire agreement and understanding between the Company and you relating to the subject matter hereof, and supersedes all prior agreements and understandings relating to such subject matter. This Agreement may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, or discharge is sought.

     Section 12. Notices, etc. All notices, requests, consents, and other communications hereunder shall be in writing and shall be delivered, or mailed by registered mail, postage prepaid, addressed: (a) if to you, to your address to which this Agreement is addressed, or to any other address you have furnished to the Company in writing, or (b) if to any other holder of the Convertible Notes to such address or such holder as may appear on, or in the registration of, such Convertible Notes, or to any other address such holder has furnished to the Company in writing, or (c) if to the Company, to its address set forth below or to any other address the Company has furnished to you in writing.

     Section 13. Law governing. This Agreement and the Convertible Notes shall be construed in accordance with and governed by the laws of the State of Ohio.

     Upon your signing the form of acceptance on the enclosed counterpart of this Agreement and returning such counterpart to the Company, this Agreement shall become a binding agreement between you and the Company.

							Very truly yours,
							Advant-e Corporation
							By__________________________
								President
							1619 Marden Drive
							Dayton, Ohio  45432

The foregoing is hereby accepted
as of the date first above written.

by__________________________






                        CONVERTIBLE SUBORDINATED NOTE


                                                                 Dayton, Ohio
                                                    Date:____________________

$50,000

     FOR VALUE RECEIVED, the undersigned Advant-e Corporation (the "Company"), a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to the order of _______________________ (the "Lender") the principal amount of $50,000 as hereinafter provided, together with interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal amount hereof at the rate of fifteen percent per annum from the date hereof to maturity, whether by acceleration or otherwise, payable at the Maturity Date.

     The principal of this Note shall be due and payable on _____________, 2002 (the "Maturity Date"). All payments of principal and interest are to be made in lawful money of the United States of America at ___________________________ _______________________ or other designated location.

     This Note is one of the Company's fifteen percent Convertible Subordinated Notes, limited in aggregate original principal amount of $200,000, issued pursuant to a Note Purchase Agreement dated __________________, 2001 (the "Agreement"), entered into by the Company and Borrower, and is entitled to the benefits, and subject to the provisions, of the Agreement.

     This Note is subordinated to certain other indebtedness of the Company to the extent and with the effect provided in the Agreement.

     This Note is convertible at the Maturity Date, into common stock of the Company in the manner, and upon the terms and conditions, provided in the Agreement.

							Advant-e Corporation


                                          by__________________________
								President

                                          by__________________________
			                              Secretary



EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement Of Operations for the three months ended March 31, 2001 and 2000 included in
Item 1 of this Form.

Average outstanding shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for Basic and Diluted per share earnings:

Date                        Description                     # shares
----                        -----------                -------------------
                                                  Three Months Ended March 31,
                                                        2001	    2000
                                                        ----          ----

Basic:

January 1 to March 31                                 5,613,834     5,378,173
                                                      =========     =========
Diluted:

January 1 to March 31                                 5,613,834     5,378,173

March 24, 2001  Issuance of 15% $50,000 Convertible
                Subordinated Note, convertible on
                March 19, 2002 at $1.06 per share
                (conversion is anti-dilutive)                 -             -
                                                      ---------     ---------
                                                      5,613,834     5,378,173

                                                      =========     =========



The Company reported a net loss in the three months ended March 31, 2001. The calculation of diluted loss per share, therefore, does not include the shares that would result from the conversion of the 15% $50,000 Convertible Subordinated Note to common shares. Such shares are anti-dilutive because they result in a reduction of loss per share. If the Company had reported net income in the three months ended March 31, 2001, there would have been 54,245 outstanding shares from conversion of the note, resulting in 4,822 additional weighted average shares included in the calculation of diluted earnings per share.