Form 10QSB
period 2001-06-30
ADVANT E CORP
filed 2001-08-14
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549

                         ----------------------

                             FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


As of August 14, 2001, the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:               Yes [ ] No [X]





PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   June     December
                                                    30,         31,
                                                   2001        2000
                                                (Unaudited)

                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         83,086     56,457
  Accounts receivable, net                          47,863     63,846
  Deferred income taxes                             29,215     36,762
  Prepaid expenses                                   5,601      6,153
                                                   -------    -------
      Total current assets                         165,765    163,218

SOFTWARE DEVELOPMENT COSTS, net                    328,815    267,358
PROPERTY AND EQUIPMENT, net of accumulated
    Depreciation of $137,500 at June 30, 2001
    and $124,682 at December 31, 2000               65,714     53,511

OTHER ASSETS
  Deferred income taxes                             54,869     39,036
                                                   -------    -------
      Total assets                                 615,163    523,123
                                                   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank and other notes payable                     231,168    117,202
  Notes payable to shareholder                      45,000          -
  Accounts payable                                 119,503     93,578
  Accrued expenses                                  34,530     23,738
  Deferred revenue                                 162,432    185,959
                                                  --------    -------
      Total current liabilities                    592,633    420,477

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at June 30, 2001 and
    5,613,834 at December 31, 2000	                 5,661      5,613
  Paid-in capital                                  426,507    376,557
  Retained earnings deficit                       (409,638)  (279,524)
                                                  --------   --------
   Total shareholders' equity                       22,530    102,646
                                                  ---------  --------
    Total liabilities and shareholders' equity     615,163    523,123
                                                  =========  ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Three Months Ended   Six Months Ended
                                       June 30,           June 30,
                                  2001       2000      2001     2000
                                  ----       ----      ----     ----
REVENUES
  Product sales, license fees,  261,677   165,136   453,877   364,179
    and Transaction fees
  Other income                      456     6,210     5,886     8,422
                                -------   -------   -------   -------
     Total revenues             262,133   171,346   459,763   372,601
                                -------   -------   -------   -------
OPERATING EXPENSES
  Cost of sales                    3,583     5,377    4,866    14,402
  Salaries and benefits          196,000   215,771  396,169   426,798
  General and administrative      68,984   104,138  129,040   158,693
  Depreciation                     5,318     5,954   12,818    11,054
  Amortization                    21,203    21,203   42,406    42,406
  Bad debt expense                     -    25,000        -    35,000
  Interest                         8,045     6,007   12,864    11,873
                                 -------   -------  --------  -------
     Total operating expenses    303,133   383,450  598,163   700,226
                               ---------  --------  -------   -------
LOSS BEFORE TAXES               ( 41,000) (212,104)(138,400) (327,625)


INCOME TAXES BENEFIT            (  8,286)  (64,153)  (8,286)  (84,656)
                                  -------    ------  -------  -------

NET LOSS                         (32,714) (147,951)(130,114) (242,969)
                                =========  ======== ========  =======


LOSS PER SHARE

  Basic                            (0.01)    (0.03)    (0.02)  (0.05)
                                   ======    ======    ======  ======
  Diluted                          (0.01)    (0.03)    (0.02)  (0.05)
                                   ======    ======    ======  ======
AVERAGE SHARES OUTSTANDING

  Basic                         5,619,276 5,378,173 5,616,570 5,378,173
                                ========= ========= ========= =========
  Diluted                       5,619,276 5,378,173 5,616,570 5,378,173
                                ========= ========= ========= =========


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                   Six Months Ended
                                                       June 30,
                                                      2001     2000
                                                      ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (130,114) (242,969)
  Adjustments to reconcile net loss to cash
  used in operating activities:
      Depreciation                                  12,818    11,054
      Amortization                                  42,406    42,406
      Deferred income tax benefit                   (8,286)  (84,656)
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                           15,983   (31,374)
      Other assets                                     552     8,909
      Accounts payable                              25,925    26,115
      Accrued expenses                              10,792     8,472
      Deferred revenue                             (23,527)   44,720
                                                  ---------  --------
Net cash used in operating activities              (53,451) (217,323)
                                                  --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (25,021)  (13,664)
  Software development costs capitalized          (103,863)        -
                                                  ---------  --------
Net cash used in investing activities             (128,884)  (13,664)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank line of credit and other notes payable
    Borrowings on bank line of credit, other
    notes payable and notes payable to
    shareholder                                    160,506    67,358
  Payments on bank line of credit                   (1,540)   (2,246)
                                                    -------  --------
                                                   158,966    65,112
  Proceeds from sale of common stock                49,998         -
                                                   -------    -------
Net cash provided by financing activities          208,964    65,112
                                                   -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         26,629  (165,875)
  Cash and cash equivalents, beginning of period    56,457   233,086
                                                  ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            83,086    67,211
                                                  ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     10,123     9,873
                                                  ========   ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------
Balance December 31,1999    5,378,173   5,378     890,480  (642,579)   253,279

  Net loss                                                 (400,456)  (400,456)
  Issuance of common stock    235,661     235     249,588              249,823
  Reorganization deficit
    Reclassification                             (763,511)  763,511
                            ----------  -----    --------- ---------  ---------

Balance December 31, 2000   5,613,834   5,613     376,557  (279,524)   102,646

  Net loss                                                 (130,114)  (130,114)
  Issuance of common stock     47,168      48      49,950               49,998
                           ----------  ------   --------- ---------   ---------

Balance June 30, 2001       5,661,002   5,661     426,507  (409,638)     22,530
                            =========   =====     =======  =========   ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATAION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiary, Edict Systems, Inc., collectively (the "Company") develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

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

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $21,500 at June 30, 2001 and $21,000 at December 31, 2000.

Software Development Costs

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its products and services in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software product, which presently range from two to three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Total capitalized software costs amounted to $538,600 at June 30, 2001 and $434,737 at December 31, 2000, and the related accumulated amortization was $209,785 and $167,379, respectively. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. These judgments are subject to change in the near term.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $12,818 and $11,054 for the six months ended June 30, 2001 and 2000, respectively.

Revenue Recognition

Revenue from product sales are recorded when the product is shipped and the services are performed. Ongoing license fees are recognized ratably over the contract period. Transaction fees from electronic commerce services are recognized ratably as transactions occur.

Deferred Income Taxes

Deferred income taxes are provided for temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes. Deferred income taxes are also provided to recognize future tax benefits of tax credits and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment-the development and sale of electronic data interchange and electronic commerce software products and services.

NOTE 2 - BUSINESS COMBINATION

On April 10, 2000, Advant-e Corporation (Advant-e)(formerly Twilight Productions, Ltd.) and Edict Systems, Inc. (Edict) entered into a merger agreement. The merger agreement provides for a business combination between Advant-e in which Edict became a wholly owned subsidiary of Advant-e. Under the terms of the merger, Edict's issued and outstanding shares were exchanged for 4,359,000 Advant-e's shares.

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

On April 10, 2000, the Company entered into a Stock Purchase Agreement with HFG and Art Howard Beroff ("Beroff"), a former director and officer of Advant-e prior to the merger. HFG and Beroff or their assignees or designees completed this agreement and purchased 282,829 of the Company's common shares at a price of approximately $1.06 per share, for an aggregate purchase price of $299,821. This offering was made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933.

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
                            ========       =========    ========


In connection with the merger, the $763,511 cumulative loss resulting from the defunct entity's film production activity (the former Twilight Productions) was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at June 30, 2001 of $409,638 represents the cumulative loss from ongoing operations of the Company.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month-to-month basis for $3,000 per month. Lease payments made under this agreement were $18,000 in both the six months ended June 30, 2001 and 2000, respectively. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, which were $1,691 and $3,522 in the six months ended June 30, 2001 and 2000, respectively.


NOTE 4 - BANK NOTES PAYABLE AND OTHER NOTES PAYABLE

The Company has a $35,000 bank line of credit that accrues interest on the outstanding borrowings at the bank's prime rate plus two percent (9% at June 30, 2001). Outstanding borrowings under this agreement were $33,399 at June 30, 2001 and $28,807 at December 31, 2000. The majority shareholder has personally guaranteed this line of credit that is also collateralized by substantially all the Company's assets.

The Company has a $125,000 line of credit from another bank that accrues interest on the outstanding borrowings at the Bank's prime rate plus one-half of one percent (8.50% at June 30, 2001). Outstanding borrowings under this agreement were $122,769 at June 30, 2001 and $88,395 at December 31, 2000. The majority shareholder has personally guaranteed this line of credit that is collateralized by substantially all the Company's assets.

The Company received $75,000 ($50,000 in March and $25,000 in June) from three individuals in exchange for Convertible Subordinated Notes. The notes accrue interest at 15% per year and mature one year from the date of issuance. These notes are subordinate to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at a price of $1.06 per common share.

On February 2, 2000, the Company borrowed $50,000 from an unrelated corporation at a rate of interest of 10% per year. The note and interest were paid in full in August 2000.

The Company received $45,000 in the second quarter of 2001 from its President and majority shareholder in exchange for 8% notes, payable upon demand.

NOTE 5 - 401(k) PENSION PLAN

The Company has a 401(k) pension plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the six months ended June 30, 2001 or during 2000.


NOTE 6 - INCOME TAX BENEFIT

The deferred income tax asset at June 30, 2001 and December 31, 2000 results from the recognition of income tax benefits resulting from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not. Except for a $17,300 valuation allowance recognized at March 31, 2001, no valuation allowance has been recognized for the net operating loss benefits because management believes it is more likely than not that future taxable income will offset the net operating loss carryforwards. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $547,705, begin to expire in 2020.

The deferred tax asset is comprised of:

                                         Current    Other      Total
                                         -------    -----      -----
Income tax benefits at
  December 31, 2000                       36,762    39,036     75,798
Less:  Valuation allowance                     -         -          -
                                          ------    ------     ------
Balance, December 31, 2000                36,762    39,036     75,798
  Tax benefits for six months
  ended June 30, 2001                      8,286    17,300     25,586
                                          ------    ------     ------
                                          45,048    56,336    101,384
Less:  Valuation allowance recognized
       at March 31, 2001 and adjustments
       recognized at June 30, 2001, net  (15,833)   (1,467)   (17,300)
                                          ------    ------    -------
Balance, June 30, 2001                    29,215    54,869     84,084
                                          ======    ======     ======

NOTE 7 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of deposits in banks, which occasionally exceed federally insured limits, and trade accounts receivable. The Company manages the risk regarding deposits in banks by using high quality financial institutions. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.

NOTE 8 - LOSS PER SHARE

The Company reported a net loss in both the six months and the three months ended June 30, 2001. The calculation of diluted loss per share, therefore, does not include the shares that would result from the conversion of the 15% $75,000 Convertible Subordinated Notes to common shares. Such shares are anti-dilutive because they result in a reduction of loss per share. If the Company had reported net income in both the six months and the three months ended June 30, 2001, there would have been 81,368 outstanding shares from conversion of the notes, resulting in 30,119 additional weighted average shares included in the calculation of diluted earnings per share for the six months ended June 30, 2001 and 55,725 additional weighted average shares included in the calculation of diluted earnings per share for the quarter ended June 30, 2001.

NOTE 9 - COMMITMENT

At June 30, 2001, the Company is obligated under a term license agreement for computer software that will be used in providing services to customers. Payments pursuant to this arrangement begin subsequent to June 30, 2001 and are approximately as follows: 2001 - $138,000; 2002 - $100,000; 2003 -
$100,000. The cost of this software will be recognized ratably over the expected useful life of the software of approximately three years.


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

Edict Systems, Inc. is comprised of five strategic business units:

1. Electronic Commerce and Bar Coding Software--FORMULA_ONE(R) EDI software and Bar Code Label Modules

2.     Internet Value Added Network Services--EnterpriseEC(R)

3. Web-based Electronic Commerce document processing system for the Grocery Industry supply chain--GroceryEC.com

4. Other vertical industry portals ("Vortals")--MfgEC.com, LogisticsEC.com, etc.

5. Value-Added Applications--Using data stored for other SBU services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting.

Software is billed when it is shipped to the customer. Recurring license and maintenance fees are billed annually and recognized as revenue ratably as earned over the 1-year license period. Transaction fees from EnterpriseEC(R), GroceryEC.com, and other "vortals" are recognized as revenues ratably as the transactions are performed.

The Company is currently focusing on increasing transaction fees relating to GroceryEC.com, EnterpriseEC(R), and other "vortals".

GroceryEC.com supports 31 grocery retailer implementations and has approximately 1,100 production customers generating transaction revenues. Management anticipates that transaction fees generated by EnterpriseEC(R) will begin in the last six months of 2001.

MfgEC.com did not generate any start-up or transaction fees. Several companies are using this system in a beta mode and management anticipates transaction fees being billed in the second half of 2001. MfgEC.com is the first "vortal" that combines Electronic Commerce document processing via the Internet with integrated bar code label generation capabilities.

Several other "vortals" are planned for release late in 2001 or in 2002. The Company owns Internet domain names for AutomotiveEC.com, RetailEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, and DrugStoreEC.com.

The Company experienced a reduction in EDI software and bar code label module revenues due to a shift in focus from these product lines to the Company's Internet products and services.


The following discussion and analysis of the Company's consolidated financial condition and results of operation for the six months and for the three months ended June 30, 2001 and 2000 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30 2001 AND 2000

Revenues of $262,133 in the second quarter of 2001 (Q2 2001) exceeded revenues in the second quarter of 2000 (Q2 2000) by $90,787, a 53% increase. The increase resulted entirely from increases in the sale of internet services, reflecting the Company's continuing changing of its primary focus from EDI and bar coding software to internet-based services.

Operating expenses of $303,133 in Q2 2001 decreased by $80,317 from Q2 2000 due primarily to the incurrence in Q2 2000 of "one-time" costs associated with the Company's merger on April 10, 2000.

Accordingly, the Company's net loss in Q2 2001 of $32,714 ($.01) per common share was $115,237 less than the net loss in Q2 2000 of $147,951 ($.03) per common share.

SIX MONTHS ENDED JUNE 30, 2001 and 2000

Revenues of $459,763 in the six months ended June 30, 2001 increased by $87,162 over the $372,601 revenues for the first six months of 2000. The increase resulted entirely from increases in the sale of internet services, reflecting the Company's continuing changing of its primary focus from EDI and bar coding software to internet-based services.

Operating expenses of $598,163 decreased by $102,063 due primarily to cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000; the non-recurrence of "one-time" acquisition related costs in 2000 and reduction of bad debt expense.

Liquidity and Capital Resources

The Company's negative cash flow from operations and investment in software development costs in both Q1 2001 and in the first six months of 2001 were financed primarily by proceeds from bank borrowings and the issuance of a $50,000 convertible subordinated note in Q1 2001; and the issuance of convertible subordinated notes ($25,000), the issuance of demand notes to the Company's President ($45,000) and the issuance of common stock ($49,998) in Q2 2001.

The Company is continually monitoring and controlling its operating expenses in 2001 so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity through 2001.


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2001 the Company received $25,000 from individuals in exchange for Convertible Subordinated Notes. The notes accrue interest at 15% per year and mature in June 2002. These notes are subordinate to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of the notes have the right in June 2002 to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at a price of $1.06 per common share (25,472 shares if fully converted). This offering, totalling $200,000, was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

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
2          Plan of acquisition, reorganization, arrangement,      N/A
           liquidation, or succession

3(a)(i)    Amended Certificate of Incorporation                   Previously
                                                                  Filed*

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4(i)       Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4(ii)      Convertible Subordinated Note                          Previously
                                                                  Filed***

10.1       Lease Agreement, dated as of January 1, 2000,          Previously
           between Jason K. Wadzinski and EDICT Systems, Inc.     Filed**

10.2       Stock Purchase Agreement, dated April 10, 2000,        Previously
           among Twilight Productions, Ltd., Halter Financial     Filed**
           Group, Inc. and Art Howard Beroff

10.3       Software Term License Agreement, dated as of           Filed
           April 18, 2001, between Cyclone Commerce, Inc.         Herewith
           and EDICT Systems, Inc.

11         Statement re: computation of per share earnings        Filed
                                                                  Herewith

15         Letter on unaudited interim financial information      N/A

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

99         Additional Exhibits                                    N/A

* Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000 ** Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** In substantially the form filed with Form 10-QSB for the quarter ended
      March 31, 2001 filed as of May 9, 2001


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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

August 14, 2001                                    By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

August 14, 2001                                    By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer


EXHIBIT 10.3 - SOFTWARE TERM LICENSE AGREEMENT, DATED AS OF APRIL 18, 2001, BY AND BETWEEN CYCLONE COMMERCE, INC. AND EDICT SYSTEMS, INC.

                         SOFTWARE TERM LICENSE AGREEMENT
                                      for
                               Service Providers

This Software Term License Agreement for Service Providers ("Agreement") is effective as of the last date set forth below (the "Effective Date"), by and between Cyclone Commerce, Inc. at 17767 N. Perimeter Drive, Scottsdale AZ 85255 ("Cyclone"), and the "Service Provider" designated on the signature page.

1.     DEFINITIONS

       "Customer" shall mean a third party for whom Service Provider provides Services using the Software.

       "Documentation" means all online help files or written instruction manuals regarding Use of the Software.

       "Partner Profile" shall mean the profile for a Customer that Service Provider can enter and designate on the Software to enable Service Provider to Use the Software to exchange data with the Customer. The Customer information designated in a Partner Profile may be cleared and the Partner Profile reused by Service Provider to designate a new Customer at any time.

       "Product Support" shall mean the telephone support and product updates and upgrades now or hereafter provided by Cyclone for the Software, the terms of which are set forth in the product support section of Cyclone's web site, as updated by Cyclone from time to time ("Product Support").

       "Services" shall mean Service Provider's EnterpriseEC(R) Internet Value-Added Network and industry specific web-based Electronic Commerce (EC) portals, currently hosted by Service Provider.

       "Software" shall mean the computer software product specified on Schedule A, including any corrections, updates and upgrades thereto, provided by Cyclone in object code format to Service Provider in a version for Use on the Operating System designated in Schedule A.

       "Solo License" shall mean a version of the Software that is only capable of supporting a single Partner Profile at any one time; the Solo License version of the Software is intended to be Used by a Customer to communicate with the Software Used by the Service Provider.

       "Solo License User" shall mean a Customer who obtains a Solo License, either from Service Provider or directly from Cyclone.

       "Use" means the loading, utilization, storage or display of the Software by the Service Provider and its authorized agents and Customers.

2.     LICENSES

       2.1 Service Provider License. In exchange for the payment by Service Provider of license fees, as detailed on Schedule A attached hereto, Cyclone hereby grants to Service Provider a limited term, non-exclusive service provider license, without right of sublicense, to install and Use the Software, for the purpose of providing the Services to Customers, subject to the server limits and any other applicable limitations set forth in Schedule A. This license is nontransferable except as set forth in Section 9.2. Service Provider may purchase additional server licenses under this Section by submitting a purchase order acceptable to Cyclone and conforming to the pricing set forth in Schedule A or Cyclone's then-current pricing policies. Upon acceptance of such order Cyclone shall invoice Service Provider for the agreed upon additional license fees and provide the additional Software.

       2.2   Distribution License for Solo Licenses.  Following Acceptance
(as defined in Section 4.1) and during the term of this Agreement, Service Provider may purchase Solo Licenses for distribution to Solo License Users (either for free or for a fee charged by Service Provider) for the purpose of exchanging data with Service Provider; provided in each case that: (1) Service Provider provides the Solo License version of the Software to the Solo License User in the form packaged by Cyclone; and (2) the Solo License User agrees to the terms of the embedded license in the Solo License. Service Provider's Customers may also purchase Solo Licenses directly from Cyclone. Service Provider may purchase additional Solo Licenses under this Section by submitting a purchase order acceptable to Cyclone and conforming to the pricing set forth in Schedule A, if any, or Cyclone's then-current pricing policies. Upon acceptance of such order Cyclone shall invoice Service Provider for the agreed upon additional license fees and provide additional copies of Solo Licenses for distribution to Customers.

       2.3 Copies. Subject to the provisions of Schedule A, Service Provider may make copies of the Software (but not more than two copies of the Solo License, which Cyclone shall provide for the purpose of exercising the following internal use rights only) as reasonably required for internal testing, training, and for emergency recovery and archival purposes pursuant to Service Provider's standard procedures. Subject to the provisions of Schedule A, Service Provider may install a copy of the Software on an emergency or back-up client server system provided that the Software is not Used by Service Provider in a commercial capacity on more than the licensed number of servers specified in Schedule A. Service Provider may make copies of the Documentation as reasonably required to allow Service Provider's employees and agents to Use the Software.

       2.4 Limitations. Service Provider shall not Use, copy, modify, display, rent, lease, loan, transfer, distribute, download, merge, make any translation or derivative work or otherwise deal with the Software, except as expressly provided in this Agreement. In no event shall Service Provider cause or permit the disassembly, reverse compilation or other decoding of any Software, or otherwise attempt to obtain, derive or modify the source code or architecture of the Software.

       2.5 Term of License. The licenses granted hereunder are not perpetual. The term of the licenses shall coincide with the license term (e.g., three years) set forth on Schedule A, or on any future order form accepted by Cyclone, and shall terminate upon the expiration of such term unless Service Provider renews the license as described in the next Section.

       2.6 Renewal of License. Upon expiration of the prepaid license term set forth on Schedule A, Service Provider and Cyclone shall negotiate in good faith for a renewal of the license if desired by Service Provider.

       2.7 Audit. To protect the proprietary rights of Cyclone and/or its third party licensors, Service Provider agrees to allow Cyclone, with reasonable prior notice, to enter Service Provider's premises during regular business hours to audit the usage of the Software and Service Provider's compliance with the provisions of this Agreement. Cyclone acknowledges that this Section does not entitle Cyclone to review or access any confidential Customer information maintained by Service Provider, and Cyclone agrees that any Cyclone auditors shall execute and deliver such confidentiality and non-disclosure agreements and comply with such security and confidentiality requirements as Service Provider may reasonably request. In addition, Service Provider will, upon request by Cyclone from time to time, promptly provide Cyclone with a written report, certified by an officer of Service Provider, stating the sites and computer systems with respect to which Service Provider is using the Software.

3.     DELIVERY, INSTALLATION, AND MAINTENANCE

       3.1 Delivery and Installation; Product Support. Cyclone shall deliver to Service Provider the Software and the Documentation within 5 business days of full execution of this Agreement. Cyclone shall assist Service Provider in the installation and implementation of the Software pursuant to the provisions set forth in Schedule A, in exchange for the payments described in Schedule A. Cyclone shall provide Service Provider with Product Support during the term of the Agreement.

       3.2 Training. Cyclone shall provide training to Service Provider employees in the Use of the Software pursuant to the provisions set forth in Schedule A, in exchange for the payments described in Schedule A.

4.     LICENSE FEES; PAYMENT

       4.1 Fees; Acceptance Period. The license fees for the Software (which include Product Support) are set forth in Schedule A. Product Support fees represent 15% of the license fees set forth on Schedule A. Unless otherwise provided in Schedule A, license fees and other amounts payable under this Agreement shall be paid net thirty (30) days from the date of invoice. Late payments shall be subject to a service charge of one and one-half percent
(1 1/2%) per month (pro-rated for partial months, and applicable only to the portion of a payment that is late), or the maximum charge permitted by law, whichever is less. Service Provider shall have thirty (30) days after the Effective Date to accept or reject the Software for any reason. To reject the Software, Service Provider must send written notice of rejection to Cyclone, along with all copies of the Software, within the thirty (30) day period. Upon Service Provider's timely rejection, neither party shall have any payment or other further obligations to the other under this Agreement (except those relating to the protection of intellectual property rights in the Software), and the Agreement shall terminate. Either written notice of acceptance or failure to timely deliver a rejection shall be deemed Acceptance, which shall trigger the payment obligation set forth in Schedule A.

[The fifth and sixth sentences in the above Section 4.1 are hereby amended by Amendment No. 1 to Software Term License Agreement, Cyclone Commerce, Inc., dated as of the 24th day of May, 2001, to read as follows:

"Service Provider shall have until June 18, 2001 to accept or reject the Software for any reason. To reject the Software, Service Provider must send written notice of rejection to Cyclone, along with all copies of the Software, on or prior to June 18, 2001."

All other terms and conditions of Section 4.1 shall remain unchanged.]

       4.2 Taxes. Service Provider shall pay all personal property, sales, use, value-added, withholding and similar taxes (other than taxes on Cyclone's net income) arising from the transactions described in this Agreement. Where Service Provider's Use of the Software is exempt from sales or other taxes, Service Provider shall provide Cyclone with the appropriate exemption certificate.

5.     INTELLECTUAL PROPERTY RIGHTS; CONFIDENTIALITY

       5.1 Intellectual Property Rights. Service Provider acknowledges that the Software, including methods, processes or techniques utilized therein, are owned by, proprietary to and valuable trade secrets of Cyclone and its licensors, and are protected by United States copyright law and international treaties. Service Provider shall take no actions which impair or infringe Cyclone's intellectual property rights in the Software. Service Provider agrees not to remove or destroy any copyright notices, other proprietary markings or confidentiality legends placed upon or contained within the Software.

       5.2 Confidential Information. The parties acknowledge that by reason of their relationship to each other hereunder each will have access to certain information and materials (including, but not limited to, drawings, graphs, charts, prototypes, samples, processes or techniques used in the Software) concerning the other party's business plans, finances, customers, technology, and/or products that are confidential and of substantial value to that party, which value would be impaired if such information were improperly used or disclosed to third parties. Each party agrees that it will not use in any way for its own account or the account of any third party, nor disclose to any third party, any such confidential information revealed to it by the other party and will take every reasonable precaution to protect the confidentiality of such information, including measures that are at least equal to those such party takes to protect the confidentiality of its own confidential information. Each party may disclose relevant aspects of the other party's confidential information to its employees, affiliates, subcontractors and agents with a need to know and to the extent such disclosure is reasonably necessary for the performance of its obligations under this Agreement; provided, however, that such party shall require that such employees, affiliates, subcontractors or agents agree in writing to comply with appropriate confidentiality provisions with respect thereto. Upon request by either party, the other party will advise whether or not it considers any particular information or materials to be confidential. In the event of termination of this Agreement, there will be no use or disclosure by a party of any confidential information of the other party, and neither party will develop or have developed any software programs by utilizing any of the other party's confidential information. Additionally, each party agrees that while either may disclose the existence of the Agreement, the exact terms of this Agreement (including but not limited to pricing details) shall be deemed confidential information and not disclosed, except as required by applicable laws, without the prior written consent of the other party. If a party is required to file this Agreement as an exhibit in connection with a public filing under the securities laws, the parties shall confer and the filing party shall use good faith efforts to seek confidential treatment of terms deemed commercially sensitive by the parties. Nothing in this Agreement shall prohibit or limit either party's use of information (including ideas, concepts, know-how, techniques and methodologies): (i) previously known to it without obligation of confidence; (ii) independently developed by it without use of the confidential information of the other party;
(iii) acquired by it from a third party that is not under an obligation of confidence with respect to such information; or (iv) that is or becomes publicly available through no breach of this Agreement.

6.     LIMITED WARRANTIES; INDEMNIFICATION; LIABILITY LIMITATIONS

       6.1 Limited Warranties. For the term of the applicable license, Cyclone warrants to Service Provider that the Software will perform substantially as set forth in the Documentation. Cyclone does not warrant that the Software will operate in combination with other software selected by Service Provider, or that the Software will operate uninterrupted or free of non-material errors. Cyclone further warrants that: (i) the Software as provided by Cyclone will not contain any malicious code, program, or other internal component (e.g., computer worm) and will have been screened using customary procedures in the industry for viruses; and (ii) the Software will, under normal Use and service, record, store, process and present calendar dates falling on or after January 1, 2000, in the same manner, and with the same functionality, data integrity and performance, as the Software records, stores and presents calendar dates on or before December 31, 1999, and will lose no functionality with respect to the introduction of records (in a Year 2000 compatible format) containing dates falling on or after January 1, 2000. Provided Cyclone is able to reproduce an error reported by Service Provider, Cyclone will promptly modify or replace, at no additional charge, any portions of the Software that fail any of the foregoing warranties. In the event that Cyclone is unable after reasonable efforts to correct any such material error within a reasonable time, Service Provider may at its option terminate this Agreement and: (i) if such termination occurs within the first 30 days after the Agreement commenced, Cyclone shall provide a refund of all license fees previously paid for the Software; or (ii) if such termination occurs more than 30 days after the Agreement commenced, Cyclone shall provide to Service Provider a pro rata refund of the prepaid Software license fees based on the termination date. The remedies described in this Section 6.1 shall be Service Provider's sole and exclusive remedies for errors contained in and for the performance of the Software.

       6.2 Services Warranties. Cyclone warrants that all services provided hereunder will be performed in a workmanlike manner, in conformity with the professional standards for comparable services in the industry. In the event of breach of the foregoing warranty Cyclone shall promptly re-perform the deficient services and correct the breach at no additional cost to Service Provider.

       6.3   Conditions to Limited Warranties.  The limited warranties in
Section 6.1 are conditioned upon Service Provider's Use of the Software in accordance with the terms of the Documentation, and shall not apply to the extent that an error occurs because of and would not have occurred but for:
(i) modifications made to the Software by a party other than Cyclone; (ii) Service Provider's failure to implement enhancements provided by Cyclone to Service Provider; or (iii) Use of the Software in connection with any operating system, computer equipment or devices not meeting the minimum requirements set forth in the Documentation.

       6.4 Disclaimers; Liability Limitations. EXCEPT FOR THE LIMITED WARRANTIES DESCRIBED IN SECTIONS 6.1, 6.2 AND 6.5, CYCLONE DISCLAIMS ALL
OTHER WARRANTIES CONCERNING THE SOFTWARE AND SERVICES, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTY OF TITLE, MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER OR NOT ADVISED OF THE POSSIBILITY
OF SUCH DAMAGES. EXCEPT FOR LIABILITY ARISING OUT OF ONE PARTY'S MISUSE OR MISAPPROPRIATION OF THE OTHER PARTY'S CONFIDENTIAL INFORMATION OR INTELLECTUAL
PROPERTY: (A) NEITHER PARTY SHALL UNDER ANY CIRCUMSTANCES BE LIABLE TO THE OTHER OR ANY OTHER PARTY FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES OF ANY KIND, INCLUDING, WITHOUT LIMITATION, DAMAGES FOR LOSS OF GOODWILL, WORK STOPPAGE, LOST PROFITS, LOST DATA OR COMPUTER HARDWARE OR SOFTWARE DAMAGE, FAILURE OR MALFUNCTION; and (B) NEITHER PARTY'S LIABILITY SHALL EXCEED THE TOTAL AMOUNT OF LICENSE AND OTHER FEES PAYABLE BY SERVICE PROVIDER FOR THE SERVICES PROVIDED AND THE LICENSES GRANTED HEREUNDER.

       6.5 Indemnification for Infringement. Cyclone warrants that it has all ownership or licensing rights necessary to grant the licenses described in this Agreement and has no knowledge of any infringement claim relating to the Software licensed hereunder. Cyclone agrees to either defend or settle, at Cyclone's expense and discretion, any claim against Service Provider that Service Provider's authorized and proper Use of the Software or Documentation under this Agreement infringes any U.S. patent, copyright, trade secret or other proprietary right, and to indemnify and hold harmless Service Provider from any settlement or enforceable judgment against Service Provider related to such infringement claim. If, in Cyclone's opinion, the Software is likely to become or does become the subject of a claim of infringement or misappropriation of a patent, copyright, trade secret or other proprietary right, Cyclone, at its election, may either: (i) promptly replace the Software with a substantially compatible and functionally equivalent non-infringing software product; (ii) promptly modify the Software to make it non-infringing and substantially compatible and functionally equivalent; or (iii) promptly procure the right of Service Provider to continue using the Software. In the event a judgment or restraining order prevents Service Provider from Using the Software because of a third party claim of infringement, Cyclone shall promptly provide a pro rata refund of any prepaid Software license fees based on the effective date of the order or judgment. Service Provider shall promptly notify Cyclone of any claims concerning its Use of the Software, and shall not independently defend or respond to any such claim. Service Provider shall cooperate with Cyclone in the defense of any such claims, at Cyclone's expense, as reasonably requested by Cyclone. Cyclone's indemnification obligations under this Section shall not apply to an infringement claim that occurs because of and would not have occurred but for: (i) modifications made to the Software by a party other than Cyclone; (ii) Service Provider's failure to implement an enhancement provided to Service Provider by Cyclone; or (iii) Use of the Software in combination with programs, equipment or devices not of Cyclone origin or design. THE REMEDIES SET FORTH IN THIS SECTION 6.5 SHALL BE SERVICE PROVIDER'S SOLE REMEDIES IN THE EVENT OF AN INFRINGEMENT CLAIM RELATING TO THE SOFTWARE.

7.     COMPLIANCE WITH EXPORT LAWS

       Service Provider shall not export, ship, transmit or re-export the Software or Documentation in violation of any applicable law or regulation including, without limitation, the Export Administration Regulations issued by the United Stated Department of Commerce.

8.     TERMINATION

       8.1 Termination of Agreement by Cyclone. If a party defaults in performing any material obligations required under this Agreement, the other party may give written notice of its intention to terminate this Agreement, describing in reasonable detail the default. If the party in default fails to remedy such material default within thirty (30) days following such written notice then the party providing notice may, in addition to all other remedies available at law or in equity (to the extent not limited by this Agreement), terminate this Agreement and the Software licenses.

       8.2 Termination of License by Service Provider for Convenience. Service Provider may, at its option, terminate the licenses granted under this Agreement at any time by destroying the Software or returning it to Cyclone. Such termination will not entitle Service Provider to a refund of any prepaid license fees or relieve Service Provider from any multi-year license fee commitments.

       8.3 Effect of Termination. In the event the license term of this Agreement expires without renewal or the Agreement is terminated for any reason, Service Provider shall immediately discontinue Use of and shall return to Cyclone or destroy all Software and Documentation, including all copies thereof; provided, however, that before such return or destruction Service Provider may Use the Software for the limited purpose of printing out, or performing a data dump, of any Service Provider and/or Customer documents and data that are stored in the Software. Sections 2.4, 4.1, 4.2, 5, 6.4, 6.5, 8 and 9 shall survive any termination of this Agreement.

9.     GENERAL

       9.1 Entire Agreement; Effect of Purchase Order. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and all prior agreements, representations, and statements with respect to such subject matter are superseded hereby; provided, however, that any obligations of confidentiality arising from prior non-disclosure or other agreements between the parties shall continue in full force and effect. This Agreement may not be altered, modified, amended, changed, rescinded or discharged in whole or in part, except by written agreement executed by both Service Provider and Cyclone. Nothing contained in any purchase order submitted by Service Provider other than order dates, identity, location, quantity and price shall in any way serve to modify or add to the terms of this Agreement.

       9.2 Assignment. This Agreement and the licenses granted hereunder may not be assigned by Service Provider without the prior written consent of Cyclone (which consent shall not be withheld unreasonably) and any attempt to do so without permission shall be void; provided, however, Service Provider may assign and transfer its complete rights and obligations under this Agreement, without the consent of Cyclone, to any corporation which is a wholly owned subsidiary or parent of Service Provider, or which survives a merger in which Service Provider participates, or to any corporation or other person or business entity which acquires all or substantially all of the assets of Service Provider; provided that: (1) the assignee executes an undertaking to Cyclone to comply in full with the obligations of Service Provider hereunder; (2) Service Provider retains no copies of and transfers to assignee all of the Software (including all component parts, the media and related Documentation, any upgrades, and this Agreement); and (3) such transfer does not violate export laws or regulations.

       9.3 Severability. To the fullest extent possible each provision of this Agreement shall be interpreted in such fashion as to be effective and valid under applicable law. If any provision of this Agreement is declared void or unenforceable for particular facts or circumstances, such provision shall remain in full force and effect for all other facts or circumstances.
If any provision of this Agreement is declared entirely void or unenforceable, such provision shall be deemed severed from this Agreement, which shall otherwise remain in full force and effect.

       9.4 No Waiver. The failure of either party to enforce at any time any of the provisions of this Agreement shall not be deemed to be a waiver of the right of such party thereafter to enforce any such provisions.

       9.5 Government Customers. If the Software is acquired for Use by or on behalf of (A) agencies or units of the Department of Defense (DOD), or (B) civilian agencies of the United States Government, then, pursuant to DoD FAR Supplement Section 227.7202 and its successors (48 C.F.R. 227.7202) with respect to (A)and pursuant to FAR Section 12.212 and its successors (48 C.F.R. 12.212) with respect to (B), the Government's right to use, reproduce or disclose the Software and any accompanying documentation acquired under this Agreement is subject to the restrictions of this Agreement.

       9.6 Governing Law. The validity and performance of this Agreement shall be governed by and construed in accordance with the laws of the State of Arizona, excluding that body of law applicable to choice of law and excluding the United Nations Convention on Contracts for the International Sale of Goods, if applicable.

       9.7 Publicity. The parties agree to use good faith efforts to issue a joint press release announcing the relationship between Cyclone and Service Provider within ten days following the execution of this Agreement. The contents of the press release shall be approved by both parties in writing in advance. Either party, in its marketing and advertising materials (including web-based materials), may refer to Service Provider's use of the Software to provide the Services, but it shall not attribute promotional quotes or endorsements to the other party or its employees without such other party's prior written consent.

IN WITNESS WHEREOF, the parties by their duly authorized representatives have executed this Agreement as of the following Effective Date: April 18, 2001.

Cyclone Commerce, Inc.                  Service Provider: EDICT Systems, Inc. a
                                        Subsidiary of Advant-e Corporation

By: ________________________________    By: _________________________________
Print Name: ________________________    Print Name: _________________________
Its: _______________________________    Its: ________________________________
Cyclone Commerce, Inc.                  Address: 1619 Mardon Dr.
17767 N. Perimeter Drive                Dayton, OH 45432
Scottsdale, AZ 85255                    P: (937) 429-4288 & F: (937) 429-4309
P: (480) 627-1800 & F: (480) 627-1801



EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the six months and the three months ended June 30, 2001 and 2000 included in Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for Basic and Diluted per share earnings:











Date and Description                                      # shares
--------------------                               -----------------------
                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2001        2000        2001        2000
                                           ----        ----        ----        ----

Basic:

Outstanding at beginning
of period                             5,613,834   5,378,173   5,613,834   5,378,173
June 12, 2001 Issuance of
  23,584 common shares                    4,924                   2,476
June 29, 2001 Issuance of
  23,584 common shares                      518                     260
                                      ---------   ---------   ---------   ---------
                                      5,619,276   5,378,173   5,616,570   5,378,173
Diluted:

March 14, 2001 Issuance of
15% $50,000 Convertible
Subordinated Note, convertible
on March 19, 2002 at 41.06 per
share (conversion is now anti-
dilutive)                                     -                                   -

June 26, 2001, issuance of
15% $25,000 Convertible
Subordinated Note, convertible
on June 26, 2002 at $1.06 per
share (conversion is now anti-
dilutive)                                     -                                   -
                                      ---------   ---------   ---------   ---------
                                      5,619,276   5,378,173   5,616,570   5,378,173
                                      =========   =========   =========   =========






The Company reported a net loss in both the six months and the three months ended June 30, 2001. The calculation of diluted loss per share, therefore, does not include the shares that would result from the conversion of the 15% $75,000 Convertible Subordinated Notes to common shares. Such shares are anti-dilutive because they result in a reduction of loss per share. If the Company had reported net income in both the six months and the three months ended June 30, 2001, there would have been 81,368 outstanding shares from conversion of the notes, resulting in 30,119 additional weighted average shares included in the calculation of diluted earnings per share for the six months ended June 30, 2001 and 55,725 additional weighted average shares included in the calculation of diluted earnings per share for the quarter ended June 30, 2001.