Form 10QSB
period 2001-09-30
ADVANT E CORP
filed 2001-11-14
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


As of November 14, 2001, the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:               Yes [ ] No [X]










PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                September    December
                                                    30,         31,
                                                   2001        2000
                                                (Unaudited)

                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        154,312     56,457
  Accounts receivable, net                          67,384     63,846
  Deferred income taxes                             27,634     36,762
  Prepaid expenses                                 108,033      6,153
                                                   -------    -------
   Total current assets                            357,363    163,218

SOFTWARE DEVELOPMENT COSTS, net                    419,526    267,358
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $146,337 at September
    30, 2001 and $124,682 at December
    31, 2000                                        64,376     53,511

OTHER ASSETS
  Deferred income taxes                             54,869     39,036
                                                   -------    -------
   Total assets                                    896,134    523,123
                                                   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 169,573     93,578
  Accrued expenses                                  63,606     23,738
  Deferred revenue                                 137,176    185,959
  Bank notes and convertible subordinated
    notes payable                                  451,927    117,202
  Notes payable to shareholder                      45,000          -
                                                  --------    -------
   Total current liabilities                       867,282    420,477
                                                   -------    -------

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at September 30, 2001 and
    5,613,834 at December 31, 2000	                 5,661      5,613
  Paid-in capital                                  426,507    376,557
  Retained earnings deficit                       (403,316)  (279,524)
                                                  --------   --------
   Total shareholders' equity                       28,852    102,646
                                                  ---------  --------
   Total liabilities and shareholders' equity      896,134    523,123
                                                  =========  ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                  2001       2000      2001     2000
                                  ----       ----      ----     ----
REVENUES
  Product sales, license fees,  325,132   224,711   778,969   588,890
    and transaction fees
  Other income                        -       754     5,926     9,176
                                -------   -------   -------   -------
     Total revenues             325,132   225,465   784,895   598,066
                                -------   -------   -------   -------
OPERATING EXPENSES
  Cost of sales                  30,335     1,826    35,201    16,228
  Salaries and benefits         159,814   140,256   555,983   567,054
  General and administrative     81,654    67,971   210,694   226,664
  Depreciation                    8,837    10,824    21,655    21,878
  Amortization                   27,945    33,295    70,351    75,701
  Bad debt expense (recovery)         -   (10,000)        -    25,000
  Interest                        8,644     4,984    21,508    16,857
                                -------   -------  --------   -------
     Total operating expenses   317,229   249,156   915,392   949,382
                               --------  --------   -------   -------
INCOME (LOSS) BEFORE TAXES        7,903   (23,691) (130,497) (351,316)


INCOME TAXES (BENEFIT)            1,581         -    (6,705)  (84,656)
                                -------  --------  --------  --------

NET INCOME (LOSS)                 6,322   (23,691) (123,792) (266,660)
                               ========  ========  ========  ========


EARNINGS (LOSS) PER SHARE

  Basic                             0.00     (0.00)    (0.02)  (0.05)
                                   ======    ======    ======  ======
  Diluted                           0.00     (0.00)    (0.02)  (0.05)
                                   ======    ======    ======  ======
AVERAGE SHARES OUTSTANDING

  Basic                         5,661,002 5,474,151 5,631,544 5,410,400
                                ========= ========= ========= =========
  Diluted                       5,661,002 5,661,173 5,631,544 5,661,173
                                ========= ========= ========= =========


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                                      2001     2000
                                                      ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (123,792) (266,660)
  Adjustments to reconcile net loss to cash
  used in operating activities:
      Depreciation                                  21,655    21,878
      Amortization                                  70,351    75,701
      Deferred income tax benefit                   (6,705)  (76,703)
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                           (3,538)   (1,647)
      Prepaid expenses                            (101,880)    4,664
      Accounts payable                              75,995   (19,000)
      Accrued expenses                              39,868    21,798
      Deferred revenue                             (48,783)   36,206
                                                  --------  --------
Net cash used in operating activities              (76,829) (203,763)
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (32,520)  (19,429)
  Software development costs capitalized          (222,519)  (95,121)
                                                  --------   -------
Net cash used in investing activities             (255,039) (114,550)
                                                  --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank notes, convertible notes
  and shareholder notes payable                    411,265    67,358
  Payments on notes                                (31,540)  (65,112)
                                                   -------  --------
                                                   379,725     2,246
  Proceeds from sale of common stock                49,998   199,823
                                                   -------   -------
Net cash provided by financing activities          429,723   202,069
                                                   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         97,855  (116,244)
  Cash and cash equivalents, beginning of period    56,457   233,086
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           154,312   116,842
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     14,630    16,857
                                                  ========   =======
  Income tax (refund)                                         (7,953)
                                                             =======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------
Balance December 31,1999    5,378,173   5,378     890,480  (642,579)   253,279

  Net loss                                                 (400,456)  (400,456)
  Issuance of common stock    235,661     235     249,588              249,823
  Reorganization deficit
    reclassification                             (763,511)  763,511
                            ----------  -----    --------- ---------  ---------

Balance December 31, 2000   5,613,834   5,613     376,557  (279,524)   102,646

  Net loss                                                 (123,792)  (123,792)
  Issuance of common stock     47,168      48      49,950               49,998
                           ----------  ------   --------- ---------   ---------

Balance September 30, 2001  5,661,002   5,661     426,507  (403,316)    28,852
                            =========   =====     =======  =========   ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATAION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiary, Edict Systems, Inc. (collectively the "Company"), develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

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

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $21,000 at September 30, 2001 and $21,000 at December 31, 2000.

Software Development Costs

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its products and services in accordance with the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software product, which presently are three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Total capitalized software costs amounted to $657,256 at September 30, 2001 and $434,737 at December 31, 2000, and the related accumulated amortization was $237,730 and $167,379, respectively. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $21,655 and $21,878 for the nine months ended September 30, 2001 and 2000, respectively.

Revenue Recognition

Revenue from product sales are recorded when the product is shipped and the services are performed. Ongoing license fees are recognized ratably over the contract period. Transaction fees from electronic commerce services are recognized upon completion of services rendered.

Deferred Income Taxes

Deferred income taxes are provided for temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes. Deferred income taxes are also provided to recognize future tax benefits of tax credits and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment--the development and sale of electronic data interchange and electronic commerce software products and services.

NOTE 2 - BUSINESS COMBINATION

On April 10, 2000, Advant-e Corporation (Advant-e) (formerly Twilight Productions, Ltd.) and Edict Systems, Inc. (Edict) entered into a merger agreement. The merger agreement provides for a business combination between Advant-e in which Edict became a wholly owned subsidiary of Advant-e. Under the terms of the merger, Edict's issued and outstanding shares were exchanged for 4,359,000 Advant-e's shares.

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

On April 10, 2000, the Company entered into a Stock Purchase Agreement with HFG and Art Howard Beroff ("Beroff"), a former director and officer of Twilight Productions, Lt. prior to the merger. HFG and Beroff or their assignees or designees completed this agreement and purchased 282,829 of the Company's common shares at a price of approximately $1.06 per share, for an aggregate purchase price of $299,821. This offering was made pursuant to Rule 506 and
Section 4(2) of the Securities Act of 1933.

The merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements presented herein have been restated to include the combined results of operations, financial position and
cash flows of Advant-e.   For Federal income tax purposes, the merger was
accounted for as a tax free reorganization.

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
                            ========       =========    ========


In connection with the merger, the $763,511 cumulative loss resulting from the defunct entity's film production activity (the former Twilight Productions) was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at September 30, 2001 of $403,316 represents the cumulative loss from ongoing operations of the Company.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month-to-month basis for $3,000 per month. Lease payments made under this agreement were $27,000 in both the nine months ended September 30, 2001 and 2000, respectively. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, which were $2,975 and $3,522 in the nine months ended September 30, 2001 and 2000, respectively.


NOTE 4 - BANK NOTES, CONVERTIBLE SUBORDINATED NOTES AND NOTES PAYABLE TO SHAREHOLDER

The Company has a $35,000 commercial bank note payable that accrues interest on the outstanding borrowings at the bank's prime rate plus two percent (8.5% at September 30, 2001). Outstanding borrowings under this agreement were $34,158 at September 30, 2001 and $28,807 at December 31, 2000. The loan is due in its entirety on April 23, 2002. The majority shareholder has personally guaranteed this loan that is also collateralized by substantially all the Company's assets.

The Company has a $112,547 commercial bank note payable that accrues interest on the outstanding borrowings at the Bank's prime rate plus one and one-half of one percent (8.0% at September 30, 2001). Outstanding borrowings under this agreement were $92,769 at September 30, 2001 and $88,395 at December 31, 2000. The loan is payable in six monthly installments of $10,000 plus interest to January 31, 2002 and a final payment of $52,769 plus interest on February 28, 2002. The majority shareholder has personally guaranteed this loan that is collateralized by substantially all the Company's assets. Another shareholder has personally guaranteed a portion of this loan in the amount of $50,000.

The Company received $75,000 ($50,000 on March 24, 2001 and $25,000 on June 26,
2001) from three individuals in exchange for Convertible Subordinated Notes. The notes accrue interest at 15% per year and mature one year from the date of issuance. These notes are subordinate to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at a price of $1.06 per common share.

The Company received $250,000 on September 27, 2001 from an investment fund in exchange for a Convertible Subordinated Note. The note accrues interest at 15% per year and matures on September 22, 2002. This note is subordinate to all senior debt of the Company outstanding at the date of issuance and any additional senior debt incurred through the maturity date. The holder of the note, at the maturity date, has the right to convert the entire amount of the note, including any accrued interest, to the Company's common stock at a price of $1.06 per share. The holder of the note has a warrant until September 27, 2004 to purchase 375,000 shares of the Company's common stock at a price of $1.205 per share.

The Company received $45,000 in the second quarter of 2001 from its President and majority shareholder in exchange for 8% notes, payable upon demand. These notes are fully subordinated to the $112,537 commercial bank note payable.

NOTE 5 - 401(k) PENSION PLAN

The Company has a 401(k) pension plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in 2001 or 2000.

NOTE 6 - INCOME TAX BENEFIT

The deferred income tax asset at September 30, 2001 and December 31, 2000 results from the recognition of income tax benefits resulting from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not. Except for a $17,300 valuation allowance recognized at March 31, 2001, no valuation allowance has been recognized for the net operating loss benefits because management believes it is more likely than not that future taxable income will offset the net operating loss carryforwards. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $539,801, begin to expire in 2020.

The deferred tax asset is comprised of:

                                         Current    Other      Total
                                         -------    -----      -----
Income tax benefits at
  December 31, 2000                       36,762    39,036     75,798
Less:  Valuation allowance                     -         -          -
                                          ------    ------     ------
Balance, December 31, 2000                36,762    39,036     75,798
  Tax benefits for six months
  ended June 30, 2001                      8,286    17,300     25,586
  Tax provision for three months
  ended September 30, 2001                (1,581)        -     (1,581)
                                          ------    ------     ------
                                          43,467    56,336     99,803
Less:  Valuation allowance               (15,833)   (1,467)   (17,300)
                                          ------    ------    -------
Balance, September 30, 2001               27,634    54,869     82,503
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

NOTE 8 - EARNINGS (LOSS) PER SHARE

The calculation of both diluted earnings per share for the quarter ended September 30, 2001 and diluted loss per share for the nine months ended September 30, 2001 are the same as basic earnings per share and loss per share respectively because the Company's convertible subordinated notes and outstanding warrants to purchase additional shares of the Company's common shares are either anti-dilutive or resulted in no change to the numerator or denominator.

The 15% Convertible Subordinated Notes, convertible to common shares at $1.06 per share, are anti-dilutive because they result in an increase to basic earnings per share in the quarter ended September 30, 2001 and a reduction of loss per share for the nine months ended September 30, 2001. If the notes are converted at maturity there would be 352,594 additional outstanding common shares, resulting in 90,212 additional weighted average shares included in the calculation of diluted earnings per share for the quarter ended September 30, 2001 and 53,550 additional weighted average shares included in the calculation of diluted earnings per share for the nine months ended September 30, 2001.

Warrants issued in connection with the Convertible Subordinated Note to purchase 375,000 shares of the Company's common stock at $1.205 per share were outstanding since September 27, 2001 but were not included in the computation of diluted EPS because the warrants' exercise price was the same as the average market price of the common shares during the period the warrants were outstanding. The warrants, which expire on September 27, 2004, remained outstanding at September 30, 2001.

Warrants issued in connection with an agreement for services to be performed to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the quarter ended September 30, 2001 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants, which are exercisable during the period from June 25, 2002 to June 25, 2006, remain outstanding at September 30, 2001.

NOTE 9 - COMMITMENT

At September 30, 2001, the Company is obligated under a term license agreement for computer software that will be used in providing services to customers. Payments made in 2001 pursuant to this arrangement totaled $128,000. Subsequent payments of $100,000 each are due on April 1, 2002 and February 28, 2003 respectively. The cost of this software will be recognized ratably over the expected useful life of the software of approximately three years. The Company recognized software lease expense in the amount of $27,333 in both the quarter ended September 30, 2001 and the nine months then ended.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB. Please refer to the Company's most recently filed Form 10-KSB for a thorough discussion of risk factors.

This item should be read in conjunction with "Item 1. Financial Statements" and other items contained elsewhere in this report.

OVERVIEW

Advant-e Corporation, through its wholly-owned subsidiary, Edict Systems, Inc., develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats via traditional Value Added Networks and the Internet. Customers consist of businesses across a number of industries throughout the United States.

Edict Systems, Inc. is comprised of four strategic business units:

1. Web-based Electronic Commerce document processing systems for multiple vertical industries (Vortals)-GroceryEC.com, RetailEC.com, MfgEC.com, LogisticsEC.com, etc.

2.     Internet Value Added Network Services-EnterpriseEC(R)

3. Value-Added Applications--Using data stored for other SBU services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting.

4. Electronic Commerce and Bar Coding Software-FORMULA_ONE(R) EDI software and Bar Code Label Modules

Software is billed when it is shipped to the customer. Recurring license and maintenance fees are billed annually and recognized as revenue ratably as earned over the 1-year license period. Transaction fees from EnterpriseEC(R), GroceryEC.com, and other "vortals" are recognized as revenues upon completion of services rendered.

The Company is currently focusing on increasing transaction fees relating to GroceryEC.com, EnterpriseEC(R), and other "vortals".

GroceryEC.com supported 31 grocery retailer implementations and had approximately 1,421 production customers generating transaction revenues at the end of the quarter. Management anticipates that transaction fees generated by EnterpriseEC(R) will begin in the last quarter of 2001.

MfgEC.com did not generate any start-up or transaction fees. Several companies are using this system in a beta mode and management anticipates transaction fees being billed in the last quarter of 2001. MfgEC.com is the first "vortal" that combines Electronic Commerce document processing via the Internet with integrated bar code label generation capabilities.

Several other "vortals" are planned for release late in 2002. The Company owns Internet domain names for AutomotiveEC.com, RetailEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, and DrugStoreEC.com.

The Company experienced a reduction in EDI software and bar code label module revenues due to a shift in focus from these product lines to the Company's Internet products and services.


The following discussion and analysis of the Company's consolidated financial condition and results of operation for the nine months and for the three months ended September 30, 2001 and 2000 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues of $325,132 in the third quarter of 2001 (Q3 2001) exceeded revenues in the third quarter of 2000 (Q3 2000) by $99,667, a 44% increase. The increase resulted entirely from increased revenues of $125,571 from the sale of internet services, reflecting the Company's continuing shift of its primary focus from EDI and bar coding software, which declined in revenue by $25,904, to internet-based services.

Operating expenses of $317,229 in Q3 2001 increased by $68,070 from Q3 2000 due primarily to the initial installation and use of leased software in July 2001 ($27,333); additional personnel needed to develop, maintain, support, sell and market GroceryEC ($15,121); increased health insurance premiums due primarily to increased insurance rates ($3,900); need for additional bandwidth and other costs associated with communications and transactions processing ($9,505); and the bad debt recovery in Q3 2000 ($10,000).

Accordingly, the Company reports a net profit in Q3 2001 of $6,322 ($0.00 per common share) compared to the net loss in Q3 2000 of $23,691 ($0.00 per common share).

NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

Revenues of $784,895 in the nine months ended September 30, 2001 increased by $186,829 (31%) over the $598,066 revenues for the first nine months of 2000. The increase resulted entirely from increases in the sale of internet services, reflecting the Company's continuing shift of its primary focus from EDI and bar coding software to internet-based services.

Operating expenses of $915,392 decreased by $33,990 due primarily to cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000 ($24,228); the non-recurrence of "one-time" acquisition related costs in 2000 and reduction of bad debt expense ($35,000); offset by the additional expenses in 2001 of the installation and use of leased software ($27,333).

Liquidity and Capital Resources

The Company's net cash outflow from operations declined from $203,763 in 2000 to $76,829 in 2001. These cash losses from operations and the Company's investment in software development costs in both Q3 2001 and in the first nine months of 2001 were financed primarily by proceeds from the issuance of convertible subordinated notes ($325,000); the issuance of demand notes to the Company's President ($45,000); and the issuance of common stock ($49,998) in Q2 2001.

The Company renegotiated its bank lines of credit and replaced them with commercial bank loans that are to be repaid with monthly principal installments of $10,000, plus interest, to February 28, 2002, when $52,769 is due to pay off one loan, and to April 23, 2002 when $34,158 is due to pay off the other commercial bank loan. The Company intends to renegotiate a working capital line of credit to replace the commercial loans before February 28, 2002.

The Company is continually monitoring and controlling its operating expenses so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets,
and expands disclosure requirements.   The provisions of SFAS No. 141 apply to
all business combinations initiated after June 30, 2001. The Company has initiated no business combinations since June 30, 2001; as a result, SFAS 141 has no effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value based test, and intangible assets that have finite useful lived be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2002. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS NO. 142. The Company amortizes its capitalized Software and Development Costs over the estimated economic lives of the products, which presently are three years. The Company has no additional intangible assets or acquired goodwill; as a result, SFAS No. 142 has no material effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligation," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record a long-lived asset and related liability for the estimated future costs of retiring certain assets. The estimated asset retirement obligation, discounted to reflect present value, will grow to reflect accretion of the interest component. The related retirement asset will be amortized over the economic life of the related asset. Upon adoption of this statement, a cumulative effect of a change in accounting principle will be recorded at the beginning of the effective year to recognize the deferred asset and related accumulated amortization to date, and the estimated discounted asset retirement liability together with cumulative accretion since the inception of the liability. The Company has no assets that require the application of the provisions of SFAS 143; as a result, SFAS 143 has no effect on the Company's financial position or results of operations.



PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Convertible Subordinated Notes:

On March 24, 2001, the Company authorized the issuance of $200,000 of 15% Convertible Subordinated Notes that mature one year from the date of issuance, and are convertible in the principal amount plus any accrued interest to the Company's common stock at a price of $1.06 per common share. The notes are subordinate to all senior debt of the Company outstanding at the date of issuance and any additional senior debt incurred through the notes' maturity dates. This offering was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

On March 24, 2001, the Company received $50,000 from an individual in exchange for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 54,245 shares of the Company's common stock.

On June 26, 2001, the Company received $25,000 from two individuals in exchange for Convertible Subordinated Notes. If the note holders fully convert the notes at maturity, the Company will issue 27,123 shares of the Company's common stock.

On September 27, 2001, the Company authorized the issuance of an additional $325,000 of Convertible Subordinated Notes, for a total of $525,000. These notes have the same terms and conditions as the original $200,000 authorization, as described above, except that the holders of the notes also are granted a warrant to acquire common shares of the Company, at a price of $1.025 per common share, determined by multiplying the principal amount of each Convertible Subordinated Note by 1.5. Such warrants have a duration of three years from the date of issuance of the notes. The original $200,000 authorization was amended so that the holders of the $75,000 in notes issued on March 24, 2001 and June 26, 2001 will be granted warrants to purchase common shares under the same terms. As a result, the entire
$525,000 authorization has identical terms. This offering was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

On September 27, 2001, the Company received $250,000 from an investment fund in exchange for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 271,226 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 375,000 shares of the Company's common stock at a price of $1.205 per share until September 27, 2004. The majority shareholder has personally guaranteed this note.

Commercial Bank Note Payable:

On August 28, 2001 the Company converted its line of credit to a commercial bank note payable in the amount of $112,537. The note accrues interest at the Bank's prime rate plus one and one-half of one percent (8.0% at September 30, 2001). Outstanding borrowings under this agreement were $92,769 at September 30, 2001. The loan is payable in six monthly installments of $10,000 plus interest from August 31, 2000 to January 31, 2002 and a final payment of $52,769 plus interest on February 28, 2002. The terms of the loan agreement restrict the Company from paying any cash dividends on its common stock during the term of the loan. The majority shareholder has personally guaranteed this loan that is collateralized by substantially all the Company's assets. Another shareholder has personally guaranteed a portion of this loan in the amount of $50,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the third quarter of the 2001 fiscal year or through the date of filing this report.

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
2          Plan of acquisition, reorganization, arrangement,      N/A
           liquidation, or succession

3(a)(i)    Amended Certificate of Incorporation                   Previously
                                                                  Filed*

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4(i)       Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4(ii)      Convertible Subordinated Note                          Previously
                                                                  Filed***
4(iii)     Convertible Subordinated Note with warrant to
           purchase common shares issued on September             Filed
           27, 2001                                               Herewith

10.1       Lease Agreement, dated as of January 1, 2000,          Previously
           between Jason K. Wadzinski and EDICT Systems, Inc.     Filed**

10.2       Stock Purchase Agreement, dated April 10, 2000,        Previously
           among Twilight Productions, Ltd., Halter Financial     Filed**
           Group, Inc. and Art Howard Beroff

10.3	     Software Term License Agreement, including             Previously
           Amendment No. 1, dated as of April 18, 2001            Filed****
           between Cyclone Commerce, Inc. and Edict Systems
           Inc.

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

15         Letter on unaudited interim financial information      N/A

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

99         Additional Exhibits                                    N/A

*    Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**   Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** In substantially the form filed with Form 10-QSB for the quarter ended March 31, 2001 filed as of May 9, 2001
**** Filed with Form 10-QSB for the quarter ended June 30, 2001 filed as of August 14, 2001

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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

November 14, 2001                                  By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

November 14, 2001                                  By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer



EXHIBIT 4(iii) CONVERTIBLE SUBORDINATED NOTE WITH WARRANT TO PURCHASE
               COMMON SHARES ISSUED ON SEPTEMBER 27, 2001


                            NOTE PURCHASE AGREEMENT


                                                     __________________,2001


Dear Purchaser:

     The undersigned, Advant-e Corporation, a Delaware corporation (the "Company"), hereby agrees with you as follows:

     Section 1. Authorization of issue. The Company will authorize the issue of $525,000 in aggregate principal amount of its fifteen percent Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes shall, with appropriate insertions, be substantially in the form attached as Exhibit A hereto, and shall mature in one year from the date of issuance (the "Maturity Date"). Each holder of a Convertible Note will receive a warrant ("Warrant") to purchase shares of the Company's common stock, $.001 par value ("Common Stock") at a share price of $1.205 per share. The number of Common Shares issuable upon exercise of each Warrant will be computed by multiplying the principal amount of each Convertible Note by 1.5. The Warrants shall, with appropriate insertions, be substantially in the form attached as Exhibit B hereto, and shall have a duration of three (3) years from the date of issuance.

     Section 2. Issuance of convertible notes and warrants. (a) Acquisition of convertible notes and warrants. The Company agrees to sell to you, and subject to the terms and conditions herein set forth, you agree to purchase from the Company, a Convertible Note in the aggregate principal amount of $250,000 and a Warrant for the purchase of 375,000 shares of Common Stock. The date on which such purchase and delivery is to be made is herein called the "Closing Date." On the Closing Date, the Company will deliver to you the Convertible Note and Warrant against payment of the purchase price therefore by a certified or cashiers check payable to the order of the Company. The purchase price shall be an amount equal to 100 percent of the aggregate principal amount of the Convertible Note to be purchased by you on such Closing Date.

     (b) Securities Act. The Company represents and warrants that it has not, either directly or through any agent, offered any of the Convertible Notes, Warrants or substantially similar securities for sale to, or solicited any offers to buy any thereof from, or otherwise approached or negotiated in respect thereof with, any person or persons other than you and certain other qualified purchasers.

     (c) Purchase for investment. You acknowledge that the Convertible Notes and Warrants have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or any state securities laws. You represent to the Company, and in issuing the Convertible Note and Warrants to you on the Closing Date, it is specifically understood between you and the Company, that you are acquiring the Convertible Note and Warrant for your own account, for the purpose of investment, and not with a view to the distribution or resale thereof.

     (d) Disclosure of Information. You acknowledge that you have carefully reviewed the Company's Form 10-Sb and the amendments thereto and the Company's Form 10-KSB and Forms 10-QSB.

     (e) You recognize and have evaluated, and/or your business, tax, and/or other legal advisors have evaluated and advised the Investor as to, the merits, disadvantages and risks of an investment in the Convertible Note.

     (f) You represent to the Company that you are an "accredited investor" as such term is defined under Rule 501 of the Securities Act of 1933, as amended, insofar as you either have a net worth (individually or jointly with your spouse) in excess of $1,000,000 or had an individual income in excess of $200,000 in each of the two most recent years or a joint income with your spouse in excess of $300,000 in each of those years and reasonably expect an individual income in excess of $200,000 or a joint income in excess of $300,000 in the current year.

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

     (b) Conflicting agreements and charter provisions. Neither the execution and delivery of this Agreement nor the Convertible Notes or Warrants nor the consummation of the transactions herein or therein contemplated, will conflict with or result in a breach of any of the terms, conditions, or provisions of any corporate restriction or of any agreement or instrument to which the Company or any of its subsidiaries is now a party or by which any of them is bound.

     (c) Issuance of Convertible Notes and Warrants. Upon receipt by the Company of payment for the Convertible Notes and Warrants as provided herein, the Convertible Notes and Warrants will have been duly authorized, executed, and issued and will constitute the Company's valid and legally binding obligations enforceable in accordance with their terms and will be entitled to the benefits provided by this Agreement.

     (d) Authorized and outstanding capital stock. The Company's authorized and outstanding capital stock consists of (i) 20,000,000 shares of common stock, $.001 par value per share, of which 5,613,834 are currently outstanding. All of the Company's outstanding Common Stock has been duly and validly authorized and issued and is fully paid and nonassessable. The shares of Common Stock initially to be reserved for issuance and to be issued upon conversion of the Convertible Notes and exercise of the Warrants pursuant to this Agreement have been duly and validly authorized and are sufficient in number for the conversion of all the Convertible Notes at the conversion price and exercise of the Warrants at the exercise price.

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

     Section 5. Conversion of Convertible Notes. (a) Right to convert; conversion price. Subject to and upon compliance with the provisions hereof, the holder of any Convertible Note shall have the right to convert all of the amount of such Convertible Note and accrued interest into Common Stock of the company at a price of $1.06 per share (the "Conversion Price") at the Maturity Date. In order to convert any Convertible Note, the holder thereof shall surrender the Note to the Company at its office in Ohio (or any other office or agency of the Company that it designates by notice in writing to the holders of the Convertible Notes), accompanied by a written statement designating the principal amount and accrued interest of such Convertible Note to be so converted.

     (b) Issue of Common Stock; continuing obligation. Within a reasonable time after the receipt of the written statement referred to in subsection (a) and surrender of such Convertible Note as aforesaid, the Company shall issue and deliver to the holder thereof, registered in the holder's name, a certificate or certificates for the number of full shares of Common Stock issuable upon the conversion of such Convertible Note bearing the restrictive legend set forth below. To the extent permitted by law, such conversion shall be deemed to have been effected and the number of shares of Common Stock issuable in connection with such conversion shall be determined as of the close of business on the date on which such written statement shall have been received by the Company and such Convertible Note shall have been surrendered as aforesaid, and at such time the rights of the holder of such Convertible Note as such holder shall cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

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

     (f) Legend; restrictions on conversion and transfer. Each Convertible Note issued pursuant to this Agreement shall be stamped or otherwise imprinted with a legend in substantially the following form:

     "This Note, and any shares or other securities acquired upon the conversion of this Note may not be transferred except upon the conditions specified in the Note Purchase Agreement, dated ____________, 2001, providing for the sale of fifteen percent Convertible Subordinated Notes, due____________, 2002, of Advant-e Corporation, a complete and correct conformed copy of which will be furnished to the holder of such securities upon written request and without charge. This Note, and any shares or other securities acquired upon the conversion of this Note, have not been registered under the Securities Act of 1933 or applicable state securities laws and may be offered and sold only if registered pursuant to the provisions of that Act or if an exemption from registration is available."

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

     (g) Notice of intention to convert or transfer; opinions of counsel; registration required by holders of convertible notes. The Convertible Notes and the Common Stock to be issued upon such conversion thereof ("Conversion Stock") shall not be transferable except upon the conditions specified in this subsection (h). Each holder of any Convertible Note or Conversion Stock, by acceptance thereof, agrees, prior to any transfer of such Convertible Note or Conversion Stock or concurrently with any conversion of such Convertible Note, to give written notice to the Company expressing such holder's intention to effect such transfer or conversion and describing briefly the manner of the proposed transfer, with a copy of the opinion of counsel selected by such holder and reasonably satisfactory to the Company (addressed to such holder) as to the nonnecessity for registration under the Securities Act of such Convertible Note or Conversion Stock in connection with such proposed transfer or disposition or retention upon such proposed conversion.

     (h) "Piggyback" registrations. If the Company at any time proposes to register any of its Common Stock under the Securities Act on any form upon which may be registered securities similar to the Conversion Stock, it will at each such time give written notice to all holders of outstanding Convertible Notes and/or Conversion Stock of its intention so to do. The Company agrees to register the Conversion Stock in accordance with Section 5(i)(1) by no later than June 30, 2002. Upon the written request to the Company by any holder or holders of outstanding Convertible Notes and/or Conversion Stock, given within 30 days after receipt of any such notice, the Company will use its best efforts to cause the Conversion Stock which the Company has been requested to register by the holders to be registered under the Securities Act, all to the extent requisite to permit the sale or other disposition by such holders of the Conversion Stock so registered; provided, however, that, if the registration is in connection with an underwritten public offering and the managing underwriter determines that inclusion of the Conversion Stock in the registration is not advisable, the Company shall not be obligated to include such shares.

     (i) Company's obligations in registration. If and whenever Section 5(h) requires the Company to use its best efforts to effect the registration of any Conversion Stock under the Securities Act, the Company will, as expeditiously as possible:

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

     (3) furnish to the holders of outstanding Conversion Stock so registered or to be registered such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and all other documents as such holders reasonably request in order to facilitate the disposition of such Conversion Stock; and

     (4) register or qualify the Conversion Stock covered by such registration statement under such other securities or blue sky laws of such jurisdiction as the holders of the Conversion Stock so registered or to be registered reasonably request, and do any and all other acts and things which may be necessary or advisable to enable such holders to consummate the disposition in such jurisdictions of such Conversion Stock; provided, however, that the Company shall not be obligated by reason thereof, to qualify as a foreign corporation or file any general consent to service of process under the laws of any such jurisdiction or subject itself to taxation as doing business in any such jurisdiction.

     (j) Payment of registration expenses. The cost and expenses of all registrations and qualifications under the Securities Act or otherwise (excluding underwriting discounts and commissions) shall be paid by the Company (including without limitation all registration and filing fees, printing expenses, securities indemnity insurance premiums, fees and disbursements of counsel for the Company and expenses of any special audits incident to or required by any such registration).

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

     Section 7. Affirmative covenants of the Company. The Company covenants and agrees that, so long as any of the Convertible Notes shall be outstanding, the Company shall furnish to each registered holder of a Convertible Note:

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

     Section 12. Notices, etc. All notices, requests, consents, and other communications hereunder shall be in writing and shall be delivered, or mailed by registered mail, postage prepaid, addressed: (a) if to you, to your address to which this Agreement is addressed, or to any other address you have furnished to the Company in writing, or (b) if to any other holder of the Convertible Notes or Warrants to such address or such holder as may appear on, or in the registration of, such Convertible Notes or Warrants, or to any other address such holder has furnished to the Company in writing, or (c) if to the Company, to its address set forth below or to any other address the Company has furnished to you in writing.

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

by__________________________



                        CONVERTIBLE SUBORDINATED NOTE


                                                                 Dayton, Ohio
                                                    Date:____________________

$250,000

     FOR VALUE RECEIVED, the undersigned Advant-e Corporation (the "Company"), a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to the order of _______________________ (the "Lender") the principal amount of $250,000 as hereinafter provided, together with interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal amount hereof at the rate of fifteen percent per annum from the date hereof to maturity, whether by acceleration or otherwise, payable at the Maturity Date.

     The principal of this Note shall be due and payable on ______________, 2002 (the "Maturity Date"). All payments of principal and interest are to be made in lawful money of the United States of America at _________________________________________ or other designated location.

     This Note is one of the Company's fifteen percent Convertible Subordinated Notes, limited in aggregate original principal amount of $525,000, issued pursuant to a Note Purchase Agreement dated
__________________, 2001 (the "Agreement"), entered into by the Company and Borrower, and is entitled to the benefits, and subject to the provisions, of the Agreement.

     This Note is subordinated to certain other indebtedness of the Company to the extent and with the effect provided in the Agreement.

     This Note is convertible at the Maturity Date into common stock of the Company in the manner, and upon the terms and conditions, provided in the Agreement.

							Advant-e Corporation


			                        by__________________________
								President

			                        by__________________________
			                              Secretary


This Warrant and the Common Stock Issuable upon exercise hereof have not been registered or qualified for sale under the Securities Act of 1933, as amended, or any State securities law and may not be sold or transferred in the absence of such registration or an exemption therefrom under said Act or any such State laws which may be applicable.



                              WARRANT CERTIFICATE

     THIS IS TO CERTIFY that, for value received and subject to the provisions hereinafter set forth, ______________________________ ("Holder") is entitled to purchase from ADVANT-E CORPORATION, a Delaware corporation (the "Company"), at any time on or after the date of issuance of this Warrant to and including 12:00 P.M. Dayton, Ohio time on ____________________, 2004, (the "Expiration
Date"), ___________________ shares of common stock, $.001 par value ("Common Stock:) of the Company on a fully diluted basis (the "Warrant Shares"), subject to the provisions and adjustments and on the terms and conditions hereinafter set forth, at a price of $1.205 per Warrant Share ("Warrant Price"), on delivery of this Warrant to the Company with the exercise form set forth as Exhibit A duly executed and payment of the Warrant Price for the shares purchased. The date of issuance of this Warrant is _________________, 2001.

SECTION 1. EXERCISE OF WARRANT. Subject to the conditions hereinafter set forth, this Warrant may be exercised in whole or in part, for an aggregate of ______________ shares of Common Stock of the Company, only on or after
____________________, 2001 and prior to the Expiration Date by the holder hereof, by the surrender of this Warrant at the principal office of the Company and payment to the Company of the Warrant Price for the shares so purchased. This Warrant and all rights and options hereunder shall expire on the Expiration Date.

SECTION 2. RESERVATION OF COMMON STOCK. The Company covenants and agrees that at all times prior to the Expiration Date it will have authorized, and in reserve, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

SECTION 3.  PROTECTION AGAINST DILUTION.

     (a) Adjustment for Stock Splits and Combinations. If the Company at any time or from time to time hereafter effects a split or subdivision of the outstanding shares of Common Stock of the Company, the number of Warrant Shares issuable upon exercise of this Warrant shall be proportionately increased. If the Company combines the outstanding shares of Common Stock, the number of Warrant Shares issuable upon the exercise of this Warrant shall be proportionately reduced. In any such event, the Warrant Price shall remain unchanged. Any adjustment under this subparagraph
            (a) shall become effective at the close of business on the date the split, subdivision or combination, as applicable, becomes effective.

     (b) Adjustment for Certain Dividends and Distributions. If the Company at any time or from time to time hereafter makes, or fixes a record date for, the determination of holders of the Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock then, and in each such event, the number of Warrant Shares issuable upon exercise of this Warrant shall be proportionately increased effective at the close of business on the date the dividend or distribution is paid or made.

     (c) Reorganization. Mergers. Consolidations or Sales of Assets. If at any time or from time to time hereafter there is a capital reorganization of the Common Stock or a merger or consolidation of the Company with or into another corporation, or the sale of all of substantially all of the Company's properties and assets to any other person, then, as a part of such reorganization, merger, consolidation or sale, provision shall be made so that Holder shall thereafter be entitled to receive, upon the exercise of this Warrant, the number of shares of stock or other securities or property of the Company, or of the successor corporation resulting from such merger, consolidation or sale, to which a holder of Warrant Shares deliverable upon exercise hereof would have been entitled on such capital reorganization, merger, consolidation, or sale.

     (d) Calculation of Number of Shares. The certificate of any firm of independent public accountants of recognized standing selected by the Company's Board of Directors shall be conclusive evidence of the correctness of any computation made under this Section.

SECTION 4. COMPANY COVENANTS. The Company covenants and agrees that the Warrant Shares shall, at the time of delivery, be validly issued and outstanding and be fully paid and non-assessable.

SECTION 5. FRACTIONAL SHARES. Fractional shares shall not be issued upon the exercise of this Warrant, but the Company shall pay a sum of cash equal to any such fraction.

SECTION 6. PARTIAL EXERCISE. If this Warrant is exercised for less than all the shares purchasable, the Company shall cancel the Warrant and deliver a new warrant exercisable through the Expiration Date of the original Warrant for the remaining number of shares of Common Stock issuable upon exercise of the Warrant. No dividends are payable or will accrue on this Warrant or the Shares until this Warrant is exercised.

SECTION 7.  WARRANT AND SHARE TRANSFER; LEDGENDS.

     (a) This Warrant and the Warrant Shares shall not be transferable except upon the conditions hereinafter specified, and in compliance with the provisions of the Securities Act of 1933 (or any similar Federal statute at the time in effect) and any applicable State securities laws in respect of the transfer of this Warrant or any Warrant Shares.

     (b) Each Warrant shall bear on the face thereof a legend substantially in the form of the notice endorsed on the first page of this Warrant.

     (c) Each certificate for Warrant Shares initially issued upon the exercise of any Warrant and each certificate for such shares issued to a subsequent transferee shall, unless otherwise permitted by the provisions of this Section, bear on the face thereof a legend reading substantially as follows:

                 The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, or any State securities laws and may not be sold or transferred in the absence of such registration or any exemption therefrom under said Act and any such State laws which may be applicable and are transferable only upon the conditions specified in the Warrant pursuant to which such shares were issued.

     (d) In the event that a registration statement covering this Warrant or the Warrant Shares shall become effective under the Securities Act and under any applicable State securities laws or in the event that the Company shall receive an opinion of its counsel (obtained at Holder's expense) that, in the opinion of such counsel, such legend is not, or is no longer, necessary, the Company shall, or shall instruct its transfer agents and registrars to, remove such legend from this Warrant Certificate or the certificates evidencing the Warrant Shares or issue new certificates without such legend in lieu thereof.

SECTION 8.  REGISTRATION RIGHTS.

     (a) Piggyback Registration Rights. If (but without any obligation to do so) the Company proposes to register any of its stock or other securities under the Securities Act of 1933, as amended, on any form upon which may be registered securities similar to the Warrants and the Warrant Shares, the Company shall, at such time, promptly give all holders of outstanding Warrants and Warrant Shares written notice of its intention to file such registration statement. The Company agrees to register this Warrant and the underlying Warrant Shares in accordance with Section 8(b)(i) by no later than June 30, 2002. Upon the written request of Holder, given within 30 days after receipt of such notice, the Company will use its best efforts to cause this Warrant and the underlying Warrant Shares to be registered under the Securities Act of 1933, as amended, provided, however, that, if the registration is in connection with an underwritten public offering and the managing underwriter determines that inclusion of the Warrants or Warrant Shares in the registration is not advisable, the Company shall not be obligated to include such shares.

     (b) Company's Obligations in Registration. If and whenever Section 8(a) requires the Company to use its best efforts to effect the registration of any Warrant or Warrant Share under the Securities Act, the Company will, as expeditiously as possible:

               (i) prepare and file with the Securities and Exchange Commission, or any other Federal Agency then administering the Securities Act (the "Commission"), a registration statement with respect to such Warrant or Warrant Share and cause such registration statement to become and remain effective;

               (ii) prepare and file with the Commission all amendments and supplements to such registration statement and the prospectus used in connection therewith that are necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all Warrants and Warrant Shares covered by such registration statement whenever the holders for whom such Warrants and Warrant Shares are registered or to be registered desire to dispose of the
                     same;

               (iii) furnish to the holders of outstanding Warrants and Warrant
                     Shares so registered or to be registered such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and all other documents as such holders reasonably request in order to facilitate the disposition of such Warrants and Warrant Shares; and

               (iv) register or qualify the Warrants and Warrant Shares covered by such registration statement under such other securities or blue sky laws of such jurisdiction as the holders of the Warrants and Warrant Shares so registered or to be registered reasonably request, and do any and all other acts and things which may be necessary or advisable to enable such holders to consummate the disposition in such jurisdictions of such Warrants and Warrant Shares; provided, however, that the Company shall not be obligated by reason thereof, to qualify as a foreign corporation or file any general consent to service of process under the laws of any such jurisdiction or subject itself to taxation as doing business in any such jurisdiction.

     (c) Payment of Registration Expenses. The cost and expenses of all registrations and qualifications under the Securities Act or otherwise (excluding underwriting discounts and commissions) shall be paid by the Company (including without limitation all registration and filing fees, printing expenses, securities indemnity insurance premiums, fees and disbursements of counsel for the Company and expenses of any special audits incident to or required by any such registration).

     (d) Information to be Furnished. Notices and requests delivered pursuant to this Section 8 shall contain such information regarding the Warrants and Warrant Shares and the intended method of disposition thereof as shall reasonably be required from holders of Warrants and Warrant Shares in connection with the action to be taken.

SECTION 9. LOST, STOLEN WARRANTS, ETC. In case this Warrant shall be mutilated, lost, stolen or destroyed, the Company may issue a new Warrant of like date, tenor and denomination and deliver the same in exchange and substitution for and upon surrender and cancellation of the mutilated Warrant, or in lieu of the Warrant lost, stolen or destroyed, upon receipt of evidence satisfactory to the Company of the loss, theft or destruction of such Warrant, and upon receipt of indemnity satisfactory to the Company.

SECTION 10.  OTHER TERMS.

     (a) Should any part of this Warrant for any reason be declared invalid, such decision shall not affect the validity of any remaining portion, which remaining portion shall remain in force and effect as if this Warrant had been executed with the invalid portion they would have executed and accepted the remaining portion of this Warrant without including therein any such part, parts or portion which may, for any reason, be hereafter declared invalid.

     (b) The description headings of the various sections of this Warrant are for convenience only and shall not affect the meaning or construction of the provisions hereof.

     (c) This Warrant shall be governed by and construed in accordance with Ohio law.

     (d) This Warrant may be amended only by a writing signed by the parties hereto or their permitted successors or assigns, and any such amendment shall be binding upon each such future successor and assigns.

     (e) This Warrant is issued in conjunction with the Note Purchase Agreement, dated as of ___________________, 2001 between the Company and Holder. Reference is made to the Agreement for certain provisions applicable to the terms thereof to this Warrant.

     IN WITNESS WHEREOF, ADVANT-E CORPORATION has caused this Warrant to be signed by its President, and this Warrant to be dated __________________, 2001.


                                       By: ____________________________________
                                              President



                      ADDENDUM TO NOTE PURCHASE AGREEMENT

     This Addendum is made to the Note Purchase Agreement dated _________, 2001 (the "Note Purchase Agreement") between Advant-e Corporation (the "Company") and ____________________ ("Investor").

     The Company and Investor agree that the Note Purchase Agreement shall be amended as follows:

     1. Section 6 of the Note Purchase Agreement is amended by the addition of the following language at the end of the section:

     "As long as the Convertible Note that is issued to you is outstanding, the Company agrees not to incur Senior Debt in excess of $180,000 in the aggregate without your prior written approval, which approval shall not be unreasonably withheld."

     2. Except as set forth herein, all of the remaining terms and conditions of the Note Purchase Agreement shall remain in full force and effect.

     The parties have executed this Addendum as of the date set forth above.

                                            ADVANT-E CORPORATION


                                            By: _______________________________
                                                President


                                            INVESTOR


                                            By: _______________________________



                                   GUARANTY

     This Guaranty is entered into as of ____________________, 2001 between Jason K. Wadzinski ("Guarantor") and ____________________________ ("Investor").

     Investor entered into a Note Purchase Agreement of even date (the "Note Purchase Agreement") between Advant-e Corporation (the "Company") and Investor, pursuant to which Investor has agreed to invest funds in the Company in the amount of $_______________ in exchange for a Convertible Note and a Warrant (as such terms are defined in the Note Purchase Agreement).

     In order to induce the Investor to enter into the Note Purchase Agreement and consummate the transactions contemplated thereby, Guarantor hereby agrees to guaranty the Company's obligation to repay principal and interest under the Convertible Note of even date issued to Investor in the principal amount of $____________ ("Investor's Note").

     This Guaranty shall terminate and be of no further force and effect upon repayment in full of the balance of Investor's Note.

     The parties have executed this Guaranty as of the date set forth above.


                                            GUARANTOR


                                            By: _______________________________
                                                Jason K. Wadzinski


                                            INVESTOR


                                             By: ______________________________



EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the nine months and the three months ended September 30, 2001 and 2000 included in Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                                   # shares
--------------------                            -----------------------
                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                         2001      2000     2001        2000
                                         ----      ----     ----        ----

Basic:

Outstanding at beginning
of period                           5,661,002   5,378,173  5,613,834 5,378,173

August 7, 2000 Issuance of
  94,395 common shares                             55,386               18,597
August 10, 2000 Issuance of
  44,300 common shares                             24,558                8,246
September 1, 2000 Issuance
  of 47,000 common shares                          15,326                5,146
September 7, 2000 Issuance
  of 2,830 common shares                              708                  238
December 28, 2000 Issuance of
  47,166 common shares                                  -                    -
June 12, 2001 Issuance of
  23,584 common shares                      -                  9,589
June 29, 2001 Issuance of
  23,584 common shares                      -                  8,121
                                     ---------   ---------  --------- --------
                                    5,661,002   5,474,151  5,631,544 5,410,400
Diluted:

Remainder of 283,000 shares
due to be purchased pursuant to
April 10, 2000 stock purchase
agreement (Note A)                          -     187,022          -   250,773

March 14, 2001 Issuance of
15% $50,000 Convertible
Subordinated Note, convertible
on March 19, 2002 at $1.06 per
share (conversion is now anti-
dilutive)                                   -                      -

June 26, 2001, issuance of
15% $25,000 Convertible
Subordinated Notes, convertible
on June 26, 2002 at $1.06 per
share (conversion is anti-
dilutive)                                   -                      -

June 26, 2001 Issuance of
Warrants to purchase 20,000
common shares, excluded because
the exercise price exceeded the
average market price                        -                      -

September 27, 2001 Issuance of
15% Convertible Subordinated Note,
convertible on September 22, 2002
at $1.06 per share (conversion is
anti-dilutive)                              -                      -

September 27, 2001 Issuance of
Warrant to purchase 375,000
common shares, excluded because
the exercise price was the same
s the average market price                  -                      -
                                    ---------   ---------  --------- ---------
See also Note A below               5,661,002   5,661,173  5,631,544 5,661,173
                                    =========   =========  ========= =========



The calculation of both diluted earnings per share for the quarter ended September 30, 2001 and diluted loss per share for the nine months ended September 30, 2001 are the same as basic earnings per share and loss per share respectively because the Company's convertible subordinated notes and outstanding warrants to purchase additional shares of the Company's common shares are either anti-dilutive or resulted in no change to the numerator or denominator.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at September 30, 2001 are converted at maturity, there would be 352,594 additional outstanding common shares, resulting in 90,212 additional weighted average shares included in the calculation of diluted earnings per share for the quarter ended September 30, 2001, and 53,550 additional weighted average shares included in the calculation of diluted earnings per share for the nine months ended September 30, 2001.

Note A: The April 10, 2000 stock purchase agreement specified the purchase of 283,000 common shares; the actual number of shares purchased was 282,829 (since the $1.06 purchase price was approximate); The difference is 171 shares. This difference causes the denominator used to compute diluted earnings per share for the three months ended September 30, 2000 and for the nine months ended September 30, 2000 to show 171 more shares (5,661,173) than the actual number of shares ultimately issued and outstanding at September 30, 2001 (5,661,002).