Form 10KSB
period 2001-12-31
ADVANT E CORP
filed 2002-04-01
CIK 925043

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,185,318. The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 1, 2002 was $2,603,242. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of outstanding common stock of the issuer as of March 30, 2002 was 5,661,002.

                     DOCUMENTS INCORPORATED BY REFERENCE

Form 10KSB dated April 2, 2001

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS HISTORY

Advant-e Corporation (formerly Twilight Products, Ltd.) ("Advant-e" or Twilight") was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Twilight acquired all of the issued and outstanding shares of EDICT Systems, Inc. ("EDICT"), a company incorporated in September of 1994 and organized under the laws of the State of Ohio pursuant to terms of an Agreement of Plan of Merger dated April 10, 2000 (the "Merger Agreement"). Additional details concerning the merger are contained in the form 10KSB filed by the company on April 2, 2001.

Immediately following the Merger, the Shareholders of Edict owned approximately 81% of the issued and outstanding Common Stock of Twilight and the Directors and Officers of Edict became the Directors and Officers of Twilight. EDICT Systems, Inc. is a wholly owned subsidiary of Advant-e and is the sole operating entity of Advant-e (Advant-e and Edict collectively referred to as the "Company").

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

OVERVIEW/BACKGROUND

The Company, via its wholly owned subsidiary EDICT Systems, Inc. is a provider of business-to-business ("B2B") electronic commerce ("e-commerce") products and services, offering comprehensive, standards-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and e-commerce data processing services that help businesses process reoccurring transactions required in the electronic procurement of goods and services and other B2B relationships.

The Company's software products enable businesses to engage in e-commerce with one another by allowing companies to fully integrate e-commerce data into their business infrastructure and operations as well as allowing smaller companies the ability to manually process electronic transactions.

In 1999, the Company developed its EnterpriseEC service as an alternative to traditional Electronic Data Interchange ("EDI") software and private network services that are currently provided by traditional value added networks ("VANs") who offer their services primarily using dedicated telecommunications links.

EnterpriseEC transmits and receives electronic documents, such as purchase orders, invoices, promotional contracts, forecasts, price changes, advance ship notices, bills of lading, and other documents over the Internet. EnterpriseEC allows customers to transmit and receive data via the Internet, or using many other communications protocols that the customer desires. In addition, EnterpriseEC communicates with traditional VANs via connections with several VANs who interconnect with the other established VANs in the marketplace.

EnterpriseEC allows companies to utilize their current EDI software
(including FORMULA_ONE offered by the Company) to process electronic documents, but uses the Internet wherever possible for electronic delivery of the documents to reduce costs to the customer.

EnterpriseEC also provides value-added services such as conversion of data from one format to another. This is known as server-side data mapping and eliminates the need for companies to maintain EDI software and the resources necessary for in-house mapping of data to internal systems.

Customers can administrate their EnterpriseEC account via a web-based interface that gives them the ability to manage their trading partner relationships. Detailed document search capabilities allow customers to flag data for reprocessing, view "raw" EDI data, and by dynamically converting EDI data into XML, they can view readable/printable interpretations of their EDI data. Detailed status reports, combined with the ability to automatically verify that documents have reached their destination via acknowledgment processing, provide customers with an optimal, low-cost tool for doing EDI.

The Company also creates Vertical Industry Portals ("Vortals") which target specific industries and allows for the addition of value added services to these vertical communities.

In October 1999, the Company activated its EnterpriseEC service utilizing a direct connect method (not Internet or VAN connection) with a major grocery retailer. At the same time, the Company activated www.GroceryEC.com ("GroceryEC"), its first Vortal to allow suppliers and brokers in the grocery industry to receive, process, create, and transmit electronic documents to and from the retailer.

Since October, 1999, the Company has focused most of its resources on gaining subscribers to GroceryEC and as of January 1, 2002, GroceryEC had 1,773 subscribers and supported the EDI initiatives of 46 retailers. On January 30, 2002, the Company announced that since January 1, 2000, GroceryEC had processed over $1 Billion worth of purchase orders.

The Company has also reserved additional Vortal Internet domains and intends to add additional domains when necessary. Currently reserved domains are:

     RetailEC.com
     FoodServiceEC.com
     DrugStoreEC.com
     HealthcareEC.com
     PetroleumEC.com
     MfgEC.com
     HighTechEC.com
     AutomotiveEC.com
     LogisticsEC.com
     EZEC.com
     EasyEC.com

The Company markets EnterpriseEC and Vortals utilizing its "Hub and Spoke" marketing program whereby large "hub" companies get reduced prices or free access to EnterpriseEC while their trading partners, or "spokes", pay transaction fees for access to the system.

PRODUCT BREAKDOWN - SOFTWARE AND SERVICES

Vertical Industry Portals (Vortals) - Web sites designed to give participants in a vertical industry the ability to process and create electronic documents on EnterpriseEC via a web browser. Additional industry-specific value added features can be added to a Vortal. The Company's primary product is GroceryEC.com, but it also processes documents through the RetailEC.com, MfgEC.com and LogisticsEC.com vortals.

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

In support of the first major component - communications, the Company has developed its EnterpriseEC service which is an Internet-based e-commerce network providing similar functionality as traditional VANs, but at reduced prices due to using the Internet as a communications infrastructure instead of creating and maintaining a private network. EnterpriseEC can be used by companies that currently have e-commerce software in place, but are using traditional VANs by using secure file transfer protocol ("FTP"), EDI-INT, or any other direct method of transferring data that is acceptable to the customer.

In addition, EnterpriseEC communicates with traditional VANs via Internet connections with several VANs who interconnect with the other established VANs in the marketplace. EnterpriseEC also allows customers to transmit and receive data directly to the Company's data center using other communications protocols such as asynchronous or bisynchronous, bypassing the Internet altogether. This is provided for those customers that have concerns about the Internet being used for B2B e-commerce due to security or availability concerns.

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

The Company has also produced a web-based solution for processing e-commerce data in a stand-alone environment. By generating hypertext markup language ("HTML") based readable reports of incoming electronic documents, and utilizing Java applets and/or HTML based entry screens for creating outgoing electronic documents, the Company has created an alternative to traditional e-commerce software and network services. The Company provides these web-based solutions via Vortals that target specific industry segments.

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

The Company's GroceryEC Vortal is currently a leading provider of web-based B2B e-commerce in the grocery industry. The Company plans to duplicate the success of GroceryEC in other vertical industries where there is a high concentration of EDI usage among large buyers, but relatively low support from small and medium size suppliers.

The Company has also initiated a Hub and Spoke marketing program whereby large companies that have a need to conduct e-commerce with a broad business partner base can leverage the capabilities of EnterpriseEC at little or no cost, provided they meet certain criteria. These criteria consist of:

A. A minimum of 100 potential business partners not currently doing e-commerce with them;
B. A mandate to these business partners to conduct e-commerce combined with a penalty for non-compliance (such as an assessment or handling fee for processing paper-based documents) or an incentive for compliance (such as better payment terms);
C. The Hub must provide a list of targeted business partners to the Company;
D. The Hub must make their business partners aware that EnterpriseEC or one of its "Vortals" are available to satisfy the mandate.
E. Establish a direct connection with EnterpriseEC via the Internet or other communications protocols.

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

EMPLOYEES

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company intends to focus on incentive programs for its employees and, will endeavor to create a corporate culture which is challenging, rewarding and enhances the employees career development. As of March 30, 2002, the Company had 36 full-time and 1 part-time employees. Twenty-five employees are technical personnel engaged in developing, maintaining or providing technical support for the Company's products and services, seven employees are marketing and sales personnel, and five are involved in administration and finance.

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

The Company spent an estimated $50,000 in 2000 and an estimated $50,000 in 2001 for research and development. The Company intends to pass such costs on to its customers.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company presently maintains its principal place of business in two adjacent facilities at 1619 and 1635 Mardon Drive, Beavercreek, Ohio, 45432 with the primary address being 1619 Mardon Dr., Beavercreek, Ohio, 45432. These buildings provide a total of approximately 6,000 square feet of useable office space. Both facilities are leased for a total of $3,000 per month, at below-fair market price, triple net lease from the Company's President on a month-to-month basis.

The Company expects that the current facilities will be adequate in the near-term for its current operations but that a larger, combined facility will probably be necessary later in 2002 to accommodate its personnel. The Company has an ongoing search for a suitable facility located in the greater Dayton, Ohio area in the event that additional space is necessary.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the fourth quarter of the 2001 fiscal year.


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

FISCAL 2000
  Quarter ended:                           High             Low
     March 31, 2000                        1.187            0.250
     June 30, 2000                         3.750            0.687
     September 30, 2000                    3.625            3.625
     December 31, 2000                     3.625            2.000

FISCAL 2001
  Quarter ended:
     March 31, 2001                        3.250            1.500
     June 30, 2001                         1.700            1.260
     September 30, 2001                    1.450            1.190
     December 31, 2001                     1.300            1.010

As of March 30, 2002 the Company had approximately 325 registered holders of record of Common Stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual Shareholders of Common Stock exceeds the number of registered holders of record.

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

No securities are authorized for issuance under equity compensation plans, however, the Company intends on implementing an employee stock option plan at its next Annual Meeting to be held in the second quarter of 2002.

RECENT PRIVATE OFFERINGS

On April 10, 2000, the Company entered into a stock purchase agreement with Halter Financial Group ("HFG") and Art Beroff ("Beroff"). This Stock Purchase Agreement was a requirement by Edict to complete the merger with Twilight. Under the terms of the Stock Purchase Agreement, HFG and Beroff, or their designees, purchased 282,829 shares of Common Stock at approximately $1.06 per share for a total purchase price of $299,821. At the time of execution of the Stock Purchase Agreement, shares of Common Stock were trading at approximately $1.06 per share. This offering was made pursuant to Section 4(2) of the Securities Act of 1933.

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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
-------      --------      ----------     -------          ----

04/10/00     Common        3,658,508    47                 Jason K. Wadzinski
                                        Edict shares

04/10/00     Common          378,012     4.8566187         John F. Sheffs
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin,
                                        Edict Shares       Trustee for the
                                                           Jonas
                                                           Irrevocable Trust

04/10/00     Common            2,232      .0286763         Mary Ellen Matulka
                                        Edict shares

04/10/00     Common            2,232      .0286763         Patricia LaPorte
                                        Edict shares

04/10/00     Common            2,232      .0286763         Thomas M. Sheffs
                                        Edict shares

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka,
                                        Edict shares       Custodian for
                                                           Katherine C. Reagan
                                                           UGMA

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka
                                        Edict Systems      Custodian for Sean
                                                           T. Reagan UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
                                        Edict Shares       Custodian for Brian
                                                           LaPorte UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
                                        Edict Shares       Custodian for Dan
                                                           LaPorte UGMA

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

04/10/00     Common            6,666      Services         Jamie Lubin

04/10/00     Common           22,000      Services         Fred Beroff

04/10/00     Common           10,000      Services         Linda Starkman

04/10/00     Common            5,000      Services         Bruce Varon


The following table sets forth securities sold by the Company that have not been registered under the Securities Act and were offered and sold to the persons listed below pursuant to Rule 506. Such securities were sold pursuant to a Stock Purchase Agreement with HFG and Beroff as a requirement of the Merger. No fees were paid to an underwriter. The total offering price was $299,821. All of the securities sold are subject to a Registration Rights Agreement among Twilight, HFG and Beroff whereby the holders of at least twenty-five percent of the shares may file a written request with the Company to register the sale of all or part of the securities.


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
-------      --------      ----------     --------         ----

08/15/00     Common           20,745      $22,000.00       Halter Financial
                                                           Group

08/15/00     Common           23,585      $25,000.00       Kevin Halter, Jr.

08/15/00     Common            9,434      $10,000.00       Thomas Spackman

08/15/00     Common           61,316      $65,000.00       Founders Partners
                                                           VI, LLC

08/15/00     Common           23,585      $25,000.00       Gary C. Evans

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff, UGMA

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
                                                           custodian for
                                                           David Beroff, UGMA

09/03/00     Common            2,830      $ 3,000.00       William B. Shelton

12/28/00     Common           47,166      $50,000.00       Charles S. Biehn, Jr.

6/13/01      Common		11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff UGMA

6/13/01      Common           11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           David Beroff UGMA

6/29/01      Common           11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff UGMA

6/29/01      Common           11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           David Beroff UGMA


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

On October 7, 2001, the Company received $75,000 from an individual in exchange for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 81,368 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 112,500 shares of the Company's common stock at a price of $1.205 per share until October 7, 2004. The majority shareholder has personally guaranteed this note.

On November 27, 2001, the Company received $30,000 from an investment company for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 32,547 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 45,000 shares of the Company's common stock at a price of $1.205 per share until November 27, 2004. The majority shareholder has personally guaranteed this note.

On December 13, 2001, the Company received $95,000 from an individual for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 103,066 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 142,500 shares of the Company's common stock at a price of $1.205 per share until December 13, 2004. The majority shareholder has personally guaranteed this note.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.
Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

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

Edict Systems, Inc. is comprised of four principal business products/services:

1.	Web-based Electronic Commerce document processing systems for multiple vertical industries (Vortals) - GroceryEC.com, RetailEC.com, MfgEC.com, and LogisticsEC.com etc.

2.	Internet-based B2B E-Commerce Network Services - EnterpriseEC

3.	Value-Added Applications-Using data stored for other services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting.

4.	Electronic Commerce and Bar Coding Software-FORMULA_ONE EDI software and Bar Code Label Module.

Software is billed when it is shipped to the customer. Recurring license and maintenance fees are billed annually and recognized as revenue ratably as earned over the 1-year license period. Transaction fees from EnterpriseEC(R), GroceryEC.com and other "vortals" are recognized as revenue upon completion of services rendered.

The company is currently focusing on increasing transaction fees relating to GroceryEC, EnterpriseEC, and other "vortals".

At January 1, 2002, GroceryEC.com supported 46 grocery retailers and had approximately 1,773 production customers generating transaction revenues. Management anticipates that transaction fees generated by EnterpriseEC will begin in the second quarter of 2002.

MfgEC.com did not generate any start-up or transaction fees. Several companies are using this system in a beta mode and management anticipates transaction fees being billed in 2002. MfgEC.com is the first "vortal" that combines Electronic Commerce document processing via the Internet with integrated bar code label generation capabilities.

Several other "vortals" are planned for release in 2002. The Company owns Internet domain names for FoodServiceEC.com, AutomotiveEC.com, RetailEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, and DrugStoreEC.com.

The Company experienced a reduction in EDI software and bar code label module revenues due to a shift in focus from these product lines to the Company's Internet products and services.

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal years ended December 31, 2001 and 2000 should be read in conjunction with the Company's consolidated financial statements in Item 7 of this 10-KSB. The financial statements are consolidated and prepared using the pooling of interests accounting method and therefore include the combined results of Advant-e Corporation and EDICT Systems, Inc., the wholly-owned and sole operating subsidiary of Advant-e.

FISCAL YEAR 2001 RESULTS OF OPERATIONS

Revenues in 2001 of $1,185,318 increased by $421,611 (55%) over the $763,707 for 2000. Revenues from Internet products and services increased from $237,960 in 2000 to $839,074 in 2001. Conversely, revenues from software and license fees decreased by $179,503 (34%). The increase in revenues from Internet products and services and the decline in revenues from software and license fees reflects the Company's continuing shift of its primary focus from EDI and bar coding software to internet-based services.

Operating expenses of $1,273,229 increased by $24,410 over the $1,248,819 in 2000. The increase was due primarily to the additional expenses in 2001 of the installation and use of licensed software ($54,666); increased interest expense due primarily to the issuance of the convertible subordinated notes ($20,456); and amortization of GroceryEC software development costs ($19,440). These increases were partially offset by cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000 ($24,228) and reduction of bad debt expense ($25,000).

The income tax benefit in 2001 of $17,582 decreased from $84,656 in 2000 due to the Company's reduced loss before taxes in 2001 ($87,911) compared to 2000 ($485,112).

Accordingly, the Company reports a net loss of $70,329 ($0.01 per common share) in 2001, decreased substantially from the net loss of $400,456 ($0.07 per common share) in 2000.

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000


Summarized consolidated statements of operations for the fourth quarters of 2001 and 2000 are as follows:

                                               Quarter Ended December 31
                                               -------------------------
                                                    2001	    2000
                                                    ----        ----
Revenues
  Internet products and services                $ 332,749   $  82,269
  Software and license fees                        67,674      83,372
                                                  -------     -------
    Total revenues                                400,423     165,641
Operating expenses                                357,813     299,437
                                                  -------     -------
Income (loss) before taxes                         42,610    (133,796)
Income taxes benefit                              (10,853)          -
                                                  -------     -------
Net income (loss)                                  53,463    (133,796)
                                                  =======     =======


Revenues in the fourth quarter of 2001 of $400,423 increased by $234,782 over
revenues of $165,641 in the fourth quarter of 2000.   Revenues from Internet
products and services increased from $82,269 in the fourth quarter 2000 to $332,749 in the fourth quarter 2001. Conversely, revenues from software and license fees decreased by $15,698 (19%). The increase in revenues from Internet products and services and the decline in revenues from software and license fees reflects the Company's continuing shift of its primary focus from EDI and bar coding software to internet-based products and services.

Operating expenses of $357,813 in the fourth quarter 2001 increased by $58,376 (19%) from $299,437 in the fourth quarter of 2000. The increase was due primarily to the installation and use of licensed software in 2001 ($27,333); amortization of GroceryEC capitalized software development costs ($24,791); and increased interest expense, primarily on the convertible subordinated notes ($15,805).

Net income in the fourth quarter of 2001 was $53,463, compared to the net loss in the fourth quarter of 2000 of $133,796. The $187,259 improvement was due primarily to increased revenues of $234,782 that more than offset the increase in total operating expenses $58,376.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash outflow from operations declined from $249,776 in 2000 to $87,957 in 2001 reflecting the Company's continued growth in revenues from its Internet products and services and its continual monitoring and controlling of its operating expenses. These net cash outflows from operations and the Company's investment in software development costs in 2001 were financed by the issuance of convertible subordinated notes ($525,000); the issuance of demand notes to the Company's President ($45,000); and the issuance of common stock ($49,998).

The Company renegotiated its bank lines of credit and replaced them with commercial bank loans that are to be repaid with monthly principal installments of $10,000, plus interest, to April 28,2002, when $32,529 is due to pay off one loan, and to April 23, 2002 when $29,268 is due to pay off the other commercial bank loan. The Company intends to renegotiate a working capital line of credit to replace the commercial loans before April 30, 2002.

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

The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value based test, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2002. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS No. 142. The Company amortizes its capitalized Software and Development Costs over the estimated economic lives of the products, which presently are three years. The Company has no additional intangible assets or acquired goodwill; as a result, SFAS No. 142 has no material effect on the Company's financial position or results of operations.

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

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,". SFAS No. 144 establishes an accounting model for long-lived assets, including discontinued operations, to be disposed of by sale. This statement requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued
operations to include components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transactions. The Company must
adopt SFAS No. 142 in the first quarter of fiscal year 2002.   The Company has
no long-lived assets held for sale nor does it have any long-lived assets whose values are impaired; as a result, SFAS No. 144 has no material effect on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Battelle & Battelle LLP, Independent Auditors

Consolidated Balance Sheet at December 31, 2001 and 2000

Consolidated Statement of Operations for the Years Ended December 31, 2001 and 2000

Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2001 and 2000

Consolidated Statement of Cash Flows for the Years Ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements


	INDEPENDENT AUDITORS' REPORT

Advant-e Corporation and Subsidiary
Dayton, Ohio

We have audited the accompanying consolidated balance sheet of Advant-e Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 14, 2002

Battelle & Battelle LLP


                ADVANT-E CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEET

                                                 December 31
                              ASSETS         2001            2000
                                             ----            ----
CURRENT ASSETS
  Cash and cash equivalents                  180,679          56,457
  Accounts receivable, net                    84,229          63,846
  Prepaid expenses                            83,092           6,153
  Deferred income taxes                       39,716          36,762
                                           ---------         -------
      Total current assets                   387,716         163,218

SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $271,632 at
  December 31, 2001 and $167,379 at
  December 31, 2000                          511,542         267,358

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $153,846 at December 31,
  2001 and $124,682 at December 31, 2000      58,325          53,511

OTHER ASSETS
  Deferred income taxes                       53,664          39,036
                                           ---------         -------

      Total assets                         1,011,247         523,123
                                           =========         =======

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            96,950          93,578
  Accrued expenses                            55,887          23,738
  Deferred revenue                           114,297         185,959
  Bank notes payable                          91,798         117,202
  Convertible subordinated notes payable	   525,000               -
  Notes payable to shareholder                45,000               -
                                           ---------         -------
      Total current liabilities              928,932         420,477
                                           ---------         -------

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
  shares authorized; 5,661,002 issued and
  outstanding at December 31, 2001 and
  5,613,834 at December 31, 2000               5,661           5,613
  Paid-in capital                            426,507         376,557
  Retained earnings deficit                 (349,853)       (279,524)
                                           ---------         -------
      Total shareholders' equity              82,315         102,646
                                           ---------         -------
      Total liabilities and shareholders'
      equity                               1,011,247         523,123
                                           =========         =======


The accompanying notes are an integral part of the financial statements.




                         ADVANT-E CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Year Ended December 31
                                                     2001	      2000
                                                     ----         ----
REVENUES
  Internet products and services                   839,074        237,960
  Software and license fees                        346,244        525,747
                                                 ---------      ---------
      Total revenues                             1,185,318        763,707
                                                 ---------      ---------

OPERATING EXPENSES
  Production                                        61,468         16,568
  Salaries and benefits                            734,922        754,782
  General and administrative                       301,964        320,297
  Depreciation                                      29,164         26,357
  Amortization                                     104,253         84,813
  Interest                                          41,458         21,002
  Bad debt expense                                       -         25,000
                                                 ---------      ---------
     Total operating expenses                    1,273,229      1,248,819
                                                 ---------      ---------

LOSS BEFORE INCOME TAX BENEFIT                    ( 87,911)      (485,112)

INCOME TAX BENEFIT                                ( 17,582)      ( 84,656)
                                                 ----------     ---------

NET LOSS                                          ( 70,329)      (400,456)
                                                 =========      =========

LOSS PER SHARE
  Basic and diluted                                  (0.01)         (0.07)
                                                 =========      =========
AVERAGE SHARES OUTSTANDING
  Basic and diluted                              5,638,969      5,450,381
                                                 =========      =========

The accompanying notes are an integral part of the financial statements.





                           ADVANT-E CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                              Common Stock              Retained
                            -----------------  Paid-in  Earnings
                              Shares   Amount  Capital  (Deficit)    Total
                            ---------  ------  -------  --------    --------
Balance, January 1, 2000    5,378,173   5,378  890,480  (642,579)    253,279

  Net Loss                                              (400,456)   (400,456)
  Issuance of common stock    235,661     235  249,588               249,823
  Reorganization deficit
     reclassification                         (763,511)  763,511           -
                            ---------   -----  -------   -------     -------

Balance, December 31, 2000  5,613,834   5,613  376,557  (279,524)    102,646

  Net loss                                              ( 70,329)   ( 70,329)
  Issuance of common stock     47,168      48   49,950                49,998
                            ---------   -----  -------   -------     -------
Balance December 31, 2001   5,661,002   5,661  426,507  (349,853)     82,315
                            =========   =====  =======   =======     =======


The accompanying notes are an integral part of the financial statements.



                ADVANT-E CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year Ended December 31
                                                      ------------------------
                                                         2001	    2000
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           ( 70,329)     (400,456)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                     29,164        26,357
      Amortization                                    104,253        84,813
      Income tax benefit                              (17,582)      (76,703)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                             (20,383)       58,323
      Prepaid expenses                                (76,939)        5,864
      Accounts payable                                  3,372        30,161
      Accrued expenses                                 32,149         4,630
      Deferred revenue                                (71,662)       17,235
                                                      -------       -------
        Net cash used in operating activities        ( 87,957)     (249,776)
                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                              (33,978)      (30,355)
  Software development costs                         (348,437)     (147,629)
                                                      -------       -------
        Net cash used in investing activities        (382,415)     (177,984)
                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on convertible subordinated notes        525,000             -
  Borrowings on bank loans                             41,771        67,358
  Borrowings on notes payable to shareholder           45,000             -
  Payments on bank loans                              (67,175)      (66,050)
  Proceeds from sale of common stock                   49,998       249,823
                                                      -------       -------
        Net cash provided by financing activities     594,594       251,131
                                                      -------       -------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS   124,222      (176,629)

  Cash and cash equivalents, beginning of year         56,457       233,086
                                                      -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR                180,679        56,457
                                                      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                        17,802        21,002
  Federal income tax refund received                        -         7,953


The accompanying notes are an integral part of the financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advent-E Corporation through its wholly-owned subsidiary, Edict Systems, Inc. (collectively the Company), develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing these financial statements included those considered in assessment of recoverability of capitalized software development costs, and those used in recording net deferred tax assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $37,000 at December 31, 2001 and $21,000 at December 31, 2000.

Software Development Costs

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use, costs associated with operation of its web sites, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Total capitalized software costs amounted to $783,174 at December 31, 2001 and $434,737 at December 31, 2000, and the related accumulated amortization was $271,632 and $167,379, respectively. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expenses was $104,253 in 2001 and $84,813 in 2000.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $29,164 in 2001 and $26,357 in 2000.

Revenue Recognition

Customer sign-up fees from electronic commerce services are recognized upon completion of all services required to enable customers to process transactions. Transaction fees from electronic commerce services are recognized upon completion of processed transactions. Revenues from software product sales are recognized when the product is shipped. Ongoing software license fees are recognized ratably over the license period, generally twelve months.

Deferred Income Taxes

Deferred income taxes are provided to recognize future tax benefits of net operating loss carry forwards, to the extent realization of such benefits is more likely than not. Deferred income taxes are also provided for tax credits and temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes.

Segment Reporting

Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment -- the development and sale of electronic data interchange and electronic commerce software products.

Advertising

All advertising costs are expensed as incurred. Advertising was $6,258 in 2001 and $8,828 in 2000.

NOTE 2 - BUSINESS COMBINATION

On April 10, 2000, Advant-e Corporation (Advant-e) and Edict Systems, Inc. (Edict) entered into a merger agreement. The merger agreement provides for a business combination between Advant-e and Edict in which Edict became a wholly owned subsidiary of Advant-e. Under the terms of the merger, Edict's issued and outstanding shares were exchanged for 4,359,000 Advant-e's shares.

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

On April 10, 2000, Advant-e entered into a stock purchase agreement with HFG and Art Howard Beroff. HFG and Beroff or their assignees or designees completed this agreement and purchased 282,829 of the Company's common shares at a price of approximately $1.06 per share, for an aggregate purchase price of $299,821. This offering was made pursuant to Rule 506 under and Section 4(2) of the Securities Act of 1933.

The merger has been accounted for as a pooling of interests and, accordingly all prior period consolidated financial statements presented herein have been restated to include the combined results of operations, financial position and cash flows of Advant-e. For Federal income tax purposes, the merger was accounted for as a tax free reorganization.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                               Three
                           Months Ended      Year Ended December 31
                             March 31,       ----------------------
                               2000             1999       1998
                           ------------         ----       ----

Net sales
  Edict Systems                 199,043        815,197    675,056
  Advant-e                            -              -          -
                                -------        -------    -------
                                199,043        815,197    675,056
                                =======        =======    =======

Net income (loss)
  Edict Systems                 (81,503)       (46,692)    (1,422)
  Advant-e                      (13,515)      (388,084)   (96,912)
                                 -------       -------     ------
                                (95,018)      (434,776)   (95,490)
                                 ======        =======     ======

In connection with the merger, the $763,511 cumulative loss resulting from Advant-e's pre-merger activities was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at December 31, 2000 of $279,524 represents the cumulative loss from ongoing operations of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month to month basis for $3,000 per month. Lease payments made under this arrangement were $36,000 in both 2001 and 2000. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, where were $3,905 in 2001 and $3,522 in 2000.

NOTE 4 - BANK NOTES PAYABLE

The Company has a commercial bank note payable that accrues interest on the outstanding borrowings at the bank's prime rate plus one and one-half of one percent (6.25% at December 31, 2001). Outstanding borrowings under this agreement were $62,529 at December 31, 2001 and $88,395 at December 31, 2000. The loan is payable in monthly installments of $10,000 plus interest to March 31, 2002 and a final payment of $32,529 plus interest on April 30, 2002. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder, and is partially guaranteed for $50,000 by another shareholder.

The Company has an additional commercial bank note payable that accrues interest on the outstanding borrowings at the bank's prime rate plus two percent (6.75% at December 31, 2001). Outstanding borrowings under this agreement were $29,269 at December 31, 2001 and $28,807 at December 31, 2000. The loan is due in its entirety on April 23, 2002. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder.

NOTE 5 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

The Company has outstanding $525,000 of 15% convertible subordinated notes that mature one year from date of issuance, on various dates through December 17, 2002. These notes are subordinated to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at $1.06 per common share. The holders of the notes have warrants until three years after the notes' maturity dates to purchase a total of 675,000 shares of the Company's common stock at a price of $1.205 per common chare.

NOTE 6 - NOTES PAYABLE TO SHAREHOLDER

The Company received $45,000 in 2001 from its President and majority shareholder in exchange for 8% notes, payable on demand. These notes are fully subordinated to the $62,529 commercial bank note payable.

NOTE 7 - PROFIT SHARING PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in 2001 and 2000.

NOTE 8 - INCOME TAX BENEFIT

Income tax benefit for the years ended December 31 consist of the following:

                                                           2001         2000
                                                           ----         ----
Currently refundable                                          -        7,953
Deferred:
  Temporary differences                                 (77,496)      ( 5,112)
  Net operating loss carryforward                        95,078        81,815
                                                         ------        ------
    Total income tax benefit                             17,582        84,656
                                                         ======        ======
Deferred tax liabilities and assets at December 31 consist of the following components:
                                                           2001          2000
                                                           ----          ----
Deferred tax assets:
  Temporary differences                                 116,880        98,330
  Net operating loss carryforward                       176,893        81,815
  Valuation allowance                                         -             -
                                                        -------       -------
                                                        293,773       180,145
Deferred tax liabilities:
  Temporary differences                                (200,393)     (104,347)
                                                        -------       -------
  Net deferred tax assets                                93,380        75,798
                                                        =======       =======
  Current asset                                          39,716        36,762
  Noncurrent asset                                       53,664        39,036
                                                        -------       -------
  Net deferred tax assets                                93,380        75,798
                                                        =======       =======

Temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes result from using the cash method for purposes of filing federal and state income tax returns. The principal reason the effective tax rates for 2001 and 2000 (20%) differ from statutory rates (40%) are the lower combined graduated rates expected to apply as tax benefits are realized.

No valuation allowance has been recognized for the deferred tax assets because management believes it is more likely than not that future taxable income will permit realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $871,398, begin to expire in 2020.

NOTE 9 - LOSS PER SHARE

Loss per share, both basic and dilutive, for 2001 are the same because the Company's convertible subordinated notes are anti-dilutive and the outstanding warrants to purchase additional shares of the Company 's common stock resulted in no change to the numerator or denominator.

The convertible subordinated notes, convertible to common shares at $1.06 per common share, are anti-dilutive because they result in a reduction of loss per share for 2001. If the notes were converted at December 31, 2001 there would be 569,575 additional outstanding common shares, resulting in 163,300 additional weighted average shares included in the calculation of diluted earnings per share in 2001.

Warrants attached to the convertible subordinated notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding from several dates since September 27, 2001 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants, which expire on several dates in 2004, the latest December 17, 2004, remained outstanding at December 31, 2001.

Warrants for the purchase of 20,000 shares of the Company's common stock at $1.48 were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006.

NOTE 10 - CONCENTRATION OF CREDIT RISK

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

NOTE 11 - OPERATING LICENSE COMMITMENT

At December 31, 2001, the Company is obligated under a three-year term license agreement for computer software that is used in providing customer Internet
services.   Payments made in 2001 pursuant to this agreement totaled $128,000.
Subsequent payments of $100,000 each are due on April 1, 2002 and February 28, 2003 respectively. The cost of this licensed software is being recognized ratably over the expected useful life of the software of approximately three years. The Company recognized software license expense (reported as part of "production") in the amount of $54,666 in 2001.

NOTE 12 - EQUIPMENT LEASE COMMITMENT

At December 31, 2001, the Company is obligated under a 2-year operating lease for computer equipment. Lease payments under the agreement total $29,365. The Company made an advance payment of $1,165 in 2001, and is obligated to make 24 monthly payments of $1,175 beginning in February 2002 and ending in January 2004. The cost of the leased equipment will be recognized ratably over the lease period beginning in February 2002. The Company has an option to purchase the leased equipment for its fair market value at the expiration of the 2-year lease period.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

                                              Quarters Ended
                             -------------------------------------------------
                             March 31     June 30   September 30   December 31
                               2001        2001         2001          2001
                               ----        ----         ----          ----
Revenues                      197,630     262,133     325,132        400,423

Net income (loss)            ( 97,400)   ( 32,714)      6,322         53,463

Basic and diluted
earnings (loss) per share       (0.02)      (0.01)       0.01           0.01

                                              Quarters Ended
                             -------------------------------------------------
                             March 31     June 30   September 30   December 31
                               2000        2000         2000          2000
                               ----        ----         ----          ----
Revenues                      201,255     171,346     225,465        165,641

Net loss                     ( 95,018)   (147,951)   ( 23,691)      (133,796)

Basic and diluted
loss per share                  (0.02)      (0.03)          -          (0.02)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the merger with Edict Systems, Inc. on April 10, 2000, the Company's Board of Directors changed independent auditors to the auditors of Edict Systems, Inc.

On August 1, 2000 the Company notified Mark Bindiger, CPA (Bindiger) that he was dismissed as the Company's independent auditor.

The Company and Mark Bindiger have not, in connection with the audit of the Company's financial statements for 1999 and 1998 or for any subsequent interim period prior to and including August 1, 2000, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Bindiger's satisfaction, would have caused Bindiger to make reference to the subject matter on the disagreement in connection with his reports.

The reports of Bindiger on the Company's financial statements for the 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2001, their ages and the nature of all positions with Advante-e Corporation presently held by them are as follows:

Jason K. Wadzinski                     37         President/CEO/Director

John F. Sheffs                         76         Secretary/Treasurer/Director

Jason K. Wadzinski founded Edict in 1990 and has held the position of President/CEO/Director since inception. Mr. Wadzinski is an Air Force veteran and has held positions in information technology since 1982.

John F. Sheffs has been a Director of Edict Systems, Inc. since 1995. Mr. Sheffs was President/CEO/Director and sole Shareholder of Electro Sales Associates, Inc., a manufacturers' representative company that sold various electronics products to manufacturing companies located in the eastern half of the United States. Mr. Sheffs has a lifetime of experience in management and entrepreneurship, with special emphasis on sales and marketing.

No family relationship exists among directors and executive officers. No legal proceedings occurred during the last five years that are material to an evaluation of the ability or integrity of any director or executive officer.

ITEM 10.  EXECUTIVE COMPENSATION

Name and Title                              Year              Annual Salary
--------------                              ----              -------------
Jason K. Wadzinski,                         2001              $ 62,400
President/CEO

Jason K. Wadzinski is the sole executive officer of the Company. No payments classified as long-term compensation, other annual compensation and all other compensation were made. The Company has no long-term incentive plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 30, 2002, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)   The following table has been completed for each Director of the Company:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
----------------                       -------          -------    ----------
Jason Wadzinski                        3,658,508           0           64.6
C/O EDICT Systems, Inc.
1619 Mardon Dr.
Dayton, OH  45432

John F. Sheffs                           311,338           0            5.5
3545 Woodgreen Dr.
Beavercreek, OH  45434

 (ii) The following table has been completed for each Executive Officer of the Company:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
                                       ------           -------    ----------
Jason Wadzinski                        3,658,508           0           64.6
C/O EDICT Systems, Inc.
1619 Mardon Dr.
Dayton, OH  45432

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

                                       Common           Options    Percent of
                                       Shares                        Class
                                       ------           -------    ----------
All Officers and                       3,969,846           0         70.1
Directors as a
Group (2 persons)

 (iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company's voting Common Stock:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
                                       ------           -------    ----------
Jason Wadzinski                        3,658,508           0         64.6
C/O EDICT Systems, Inc.
1619 Mardon Dr.
Dayton, OH  45432

John F. Sheffs                           311,338           0          5.5
3545 Woodgreen Dr.
Beavercreek, OH  45434

Total shares outstanding at
March 30, 2002                         5,661,002

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between Edict and any director or executive officer that exceeded $60,000 during the last two years.

During 2000 and 2001 the Company issued to the designees or assigns of Mr. Art Howard Beroff a total of 141,334 shares of the Company's common stock at approximately $1.06 per common share for a total purchase price of $149,821 pursuant to the April 10, 2000 Stock Purchase Agreement with Advant-e. This offering was made pursuant to Section 4(2) of the Securities Act of 1933.


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

3(a)(i)    Amended Certificate of Incorporation                   Previously
                                                                  Filed*

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4(i)       Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4(ii)      Convertible Subordinated Note                          Previously
                                                                  Filed***

4(iii)     Convertible Subordinated Note with warrant to          Previously
           purchase common shares issued on September             Filed*****
           27, 2001

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

15         Letter on unaudited interim financial information      N/A

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

99         Additional Exhibits                                    N/A

*     Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**    Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** In substantially the form filed with Form 10-QSB for the quarter ended March 31, 2001 filed as of May 9, 2001
**** Filed with Form 10-QSB for the quarter ended June 30, 2001 filed as of August 14, 2001
***** In substantially the form filed with Form 10-QSB for the quarter ended
      September 30, 2001 filed as of November 14, 2001

              (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended December 31, 2001.




                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2002                                 By:  /s/ Jason K. Wadzinski
                                                  ------------------------
                                                        Jason K. Wadzinski
                                                   Chief Executive Officer

March 30, 2002                                 By:      /s/ John F. Sheffs
                                                  ------------------------
                                                            John F. Sheffs
                                                                 Treasurer



EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the years ended December 31, 2001 and 2000 included in Item 7 of this Form 10-KSB.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                                          # shares
--------------------                                    ----------------------
                                                               Year Ended
                                                              December 31,
                                                          2001          2000
                                                          ----          ----

Basic:

Outstanding at January 1, 2000                           5,613,834

April 10, 2000 Common shares outstanding at merger
               date                                                    619,173
April 10, 2000 Issuance of 4,359,000 common shares
               to Edict Systems, Inc., shareholder
               at time of merger                                     4,359,000
April 10, 2000 Issuance of 400,000 common shares at
               time of merger through private
               placement                                               400,000
Aug. 7, 2000   Issuance of 94,335 common shares
               pursuant to stock purchase agreement                     37,734
Aug. 10, 2000  Issuance of 44,330 common shares
               pursuant to stock purchase agreement                     17,355
Sept. 1, 2000  Issuance of 47,000 common shares
               pursuant to stock purchase agreement                     15,710
Sept. 7, 2000  Issuance of 2,830 common shares
               pursuant to stock purchase agreement                        892
Dec. 28, 2000  Issuance of 47,166 common shares
               pursuant to stock purchase agreement                        517
June 12, 2001  Issuance of 23,584 common shares
               pursuant to stock purchase agreement         13,117           -
June 29, 2001  Issuance of 23,584 common shares
               pursuant to stock purchase agreement         12,018           -
                                                         ---------   ---------
                                                         5,638,969   5,450,381
Diluted:

March 24, 2001 Issuance of 15% $50,000 Convertible
               Subordinated Note, convertible
               on March 19, 2002 at $1.06 per
               share (conversion is now anti-
               dilutive)                                         -
June 26, 2001, Issuance of 15% $25,000 Convertible
               Subordinated Notes, convertible
               on June 26, 2002 at $1.06 per
               share (conversion is anti-
               dilutive                                          -
June 26, 2001  Issuance of warrant to purchase 20,000
               common shares, excluded because
               the exercise price exceeded the
               average market price                              -
Sept. 27, 2001 Issuance of 15% $250,000
               Convertible Subordinated Note, convertible
               on September 22, 2002 at $1.06 per share
               (conversion is anti-dilutive)                     -
Sep. 27, 2001  Issuance of warrant to purchase 375,000
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
Oct. 7, 2001   Issuance of 15% $75,000 Convertible
               Subordinated Note, convertible on October
               7, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                 -
Oct. 7, 2001   Issuance of warrant to purchase 112,500
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
Nov. 27, 2001  Issuance of 15% $30,000 convertible
               Subordinated note, convertible on November
               27, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                 -
Nov. 27, 2001  Issuance of warrant to purchase 45,000
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
Dec. 17, 2001  Issuance of 15% $95,000 convertible
               Subordinated note, convertible on December
               17, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                 -
Dec. 17, 2001  Issuance of warrant to purchase 142,500
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
                                                         ---------   ---------
                                                         5,638,969   5,450,381
                                                         =========   =========

The calculation of both basic and diluted earnings per share for 2001 are the same because the Company's convertible subordinated notes are anti-dilutive and the Company's outstanding warrants for the purchase of additional shares of the Company's common shares resulted in no change to the numerator or denominator.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at December 31, 2001 are converted at maturity, there would be 569,575 additional outstanding common shares, resulting in 163,300 additional weighted average shares included in the calculation of diluted earnings per share for 2001.