Form 10QSB
period 2002-03-31
ADVANT E CORP
filed 2002-05-15
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Name, address and fiscal year of registrant have not changed since last report.

As of May 10, 2002 the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:               Yes [ ] No [X]




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the Registrant included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Registrant for the year ended December 31, 2001.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   March    December
                                                    31,         31,
                                                   2002        2001
                                                   ----        ----
                                                (Unaudited)
                                                 ---------

                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         89,415    180,679
  Accounts receivable, net                         121,291     84,229
  Prepaid expenses                                  93,753     83,092
  Deferred income taxes                             37,121     39,716
                                                   -------    -------
   Total current assets                            341,580    387,716

SOFTWARE DEVELOPMENT COSTS, net of accumulated
    amortization of $298,776 at March 31, 2002
    and $271,632 at December 31, 2001              579,154    511,542

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $160,548 at March 31, 2002
    and $153,846 at December 31, 2001               60,823     58,325

OTHER ASSETS
  Deferred income taxes                             53,664     53,664
                                                 ---------  ---------
   Total assets                                  1,035,221  1,011,247
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 116,765     96,950
  Accrued expenses                                 100,650     55,887
  Deferred revenue                                  94,542    114,297
  Bank notes payable                                60,562     91,798
  Convertible subordinated notes payable           525,000    525,000
  Notes payable to shareholder                      45,000     45,000
                                                  --------    -------
   Total current liabilities                       942,519    928,932
                                                  --------   --------

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at March 31, 2002 and
    at December 31, 2001                             5,661      5,661
  Paid-in capital                                  426,507    426,507
  Retained earnings deficit                       (339,466)  (349,853)
                                                  --------   --------
   Total shareholders' equity                       92,702     82,315
                                                 ---------  ---------
   Total liabilities and shareholders' equity    1,035,221  1,011,247
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                       2002     2001
                                                       ----     ----
REVENUES
  Internet products and services                    344,009    89,734
  Software and license fees                          59,241   107,896
                                                    -------   -------
     Total revenues                                 403,250   197,630
                                                    -------   -------
OPERATING EXPENSES
  Production                                         32,558     1,283
  Salaries and benefits                             230,175   200,169
  General and administrative                         70,334    60,056
  Depreciation                                        6,702     7,500
  Amortization                                       27,144    21,203
  Interest                                           23,355     4,819
                                                   --------   -------
     Total operating expenses                       390,268   295,030
                                                    -------   -------
INCOME (LOSS) BEFORE TAXES                           12,982   (97,400)

INCOME TAXES                                          2,595         -
                                                   --------  --------
NET INCOME (LOSS)                                    10,387   (97,400)
                                                   ========  ========

EARNINGS (LOSS) PER SHARE
  Basic                                                0.00     (0.02)
                                                      =====     =====
  Diluted                                              0.00     (0.02)
                                                      =====     =====
AVERAGE SHARES OUTSTANDING
  Basic                                           5,661,002 5,613,834
                                                  ========= =========
  Diluted                                         5,695,549 5,613,834
                                                  ========= =========


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                                      2002     2001
                                                      ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   10,387  ( 97,400)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation                                   6,702     7,500
      Amortization                                  27,144    21,203
      Deferred income taxes                          2,595         -
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                          (37,062)    6,557
      Prepaid expenses                             (10,661)    2,061
      Accounts payable                              19,815    21,234
      Accrued expenses                              44,763    20,471
      Deferred revenue                             (19,755)  (22,049)
                                                  --------  --------
Net cash provided by (used in) operating
  activities                                        43,928   (40,423)
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                            (9,200)  (12,973)
  Software development costs                       (94,756)  (48,486)
                                                  --------   -------
Net cash used in investing activities             (103,956)  (61,459)
                                                  --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on convertible subordinated notes           -    50,000
  Borrowings on bank loans                               -    39,900
  Payments on bank loans                           (31,236)   (1,540)
                                                   -------  --------
Net cash  (used in) provided by financing
  activities                                       (31,236)   88,360
                                                   -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (91,264)  (13,522)

  Cash and cash equivalents, beginning of period   180,679    56,457
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            89,415    42,935
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                      2,767     4,819
                                                  ========   =======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------

Balance December 31, 2000   5,613,834   5,613     376,557  (279,524)   102,646

  Net loss                                                 ( 70,329)  ( 70,329)
  Issuance of common stock     47,168      48      49,950               49,998
                           ----------  ------   --------- ---------   ---------

Balance December 31, 2001   5,661,002   5,661     426,507  (349,853)    82,315

  Net income                                                 10,387     10,387
                           ----------  ------   --------- ---------   --------

Balance March 31, 2002      5,661,002   5,661     426,507  (339,466)    92,702
                           ==========  ======   =========  ========    =======

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

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $37,000 at March 31, 2002 and at December 31, 2001.

Software Development Costs

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use, costs associated with operation of its web sites, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software product, generally three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Total capitalized software costs amounted to $877,930 at March 31, 2002 and $783,174 at December 31, 2001, and the related accumulated amortization was $298,776 and $271,632, respectively. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $27,144 in the three months ended March 31, 2002 and $21,203 in the three months ended March 31, 2001.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $6,702 in the three months ended March 31, 2002 and $7,500 in the three months ended March 31, 2001.

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

Advertising

All advertising costs are expensed as incurred. Advertising was $1,537 in the three months ended March 31, 2002 and $565 in the three months ended March 31, 2001.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month-to-month basis for $3,000 per month. Lease payments made under this agreement were $9,000 in both the three months ended March 31, 2002 and 2001, respectively. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, which were $900 and $1,691 in the three months ended March 31, 2002 and 2001, respectively.

NOTE 3 - BANK NOTES PAYABLE

The Company has a commercial bank note payable that accrues interest on the outstanding borrowings at the bank's prime rate plus one and one-half of one percent (6.25% at March 31, 2002). Outstanding borrowings under this agreement were $32,529 at March 31, 2002 and $62,529 at December 31, 2001.
The loan is payable in one monthly installment of $2,529 plus interest on April 30, 2002 and eight successive monthly installments of $3,750 plus interest to December 31, 2002. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder, and is partially guaranteed for $32,529 by another shareholder.

The Company has an additional commercial bank note payable that accrues interest on the outstanding borrowings at 5.54% per year. Outstanding borrowings under this agreement were $28,033 at March 31, 2002 and $29,269 at December 31, 2001. The loan is payable in monthly installments of $408 in April 2002 and twenty-four successive monthly installments of $1,217 (principal and interest) to April 23, 2004. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder.

NOTE 4 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

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

NOTE 5 - NOTES PAYABLE TO SHAREHOLDER

The Company received $45,000 in 2001 from its President and majority shareholder in exchange for 8% notes, payable on demand. These notes are fully subordinated to the $32,529 commercial bank note payable.

NOTE 6 - 401(k) PENSION PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the first three months of 2002 and 2001.

NOTE 7 - INCOME TAXES

The deferred income tax asset at March 31, 2002 and December 31, 2001 results from the recognition of income tax benefits from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

Temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes result from using the cash method for tax purposes of filing federal and state income tax returns. The effective tax rates of 20% are different from statutory rates of 40% due to the lower combined graduated rates expected to apply as tax benefits are realized.

No valuation allowance has been recognized for the deferred tax assets because management believes it is more likely than not that future taxable income will permit realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The company's net operating loss carryforwards, of approximately $860,000, begin to expire in 2020.

NOTE 8 - CONCENTRATION OF CREDIT RISK

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

NOTE 9 - EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2002 follows.


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------

Net income                           10,387

Basic Earnings Per Share:
Income available to common
  shareholders                       10,387         5,661,002          0.00

Effect of dilutive securities:
Warrants attached to the Convertible
  Subordinated Notes                                   34,547

Diluted earnings per share:
Income available to common
  shareholders plus assumed
  conversion                         10,387         5,695,549          0.00

Warrants issued in connection with the Convertible Subordinated Note to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in the three months ended March 31, 2002. The warrants expire on several dates in 2004.

The 15% Convertible Subordinated Notes, convertible to common shares at $1.06 per share, are anti-dilutive because they result in an increase to diluted earnings per share in the three months ended March 31, 2002. If the notes are converted at maturity there would be 569,575 additional outstanding and weighted average common shares for the three months ended March 31, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006.



NOTE 10 - OPERATING LICENSE COMMITMENT

At March 31, 2002 the Company is obligated under a three-year term license agreement dated in April 2001 for computer software that is used in providing
customer Internet services.   The Company paid $128,000 in 2001 pursuant to
this agreement. No payments were made in the first quarter of 2002 or 2001. Subsequent payments of $100,000 each are due in 2002 and 2003. The Company is recognizing the cost of this licensed software ratably over the expected useful life of the software of approximately three years. The Company recognized software license expense (reported as part of "production") in the amount of $29,286 in the first three months of 2002.

NOTE 11 - EQUIPMENT LEASE COMMITMENT

At March 31, 2002, the Company is obligated under a 2-year operating lease for computer equipment. Lease payments under the agreement total $31,048. The Company made an advance payment of $1,165 in 2001, and is obligated to make 24 monthly payments of $1,245 beginning in February 2002 and ending in January 2004. The Company is recognizing the cost of this leased equipment ratably over the lease period beginning in February 2002. The Company recognized leased equipment expense (reported as part of "production") in the amount of $2,645 in the first three months of 2002. The Company has an option to purchase the leased equipment for its fair market value at the expiration of the 2-year lease period.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB. Please refer to the Company's most recently filed Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002 for a thorough discussion of the Company's business and to the Form 10-QSB filed October 13, 2000 for a thorough discussion of risk factors.

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

Edict Systems, Inc. is comprised of four principal business products/services:

1. Web-based Electronic Commerce document processing systems for multiple vertical industries (Vortals) - GroceryEC.com, RetailEC.com, MfgEC.com, and LogisticsEC.com etc.
2.  Internet-based B2B E-Commerce Network Services - EnterpriseEC.com.
3. Value-Added Applications-Using data stored for other services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting.
4. Electronic Commerce and Bar Coding Software-FORMULA_ONE EDI software and Bar Code Label Module.

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

At May 10, 2002, GroceryEC.com supported approximately 60 grocery retailers and had approximately 1,994 production customers generating transaction revenues. Management anticipates that transaction fees generated by EnterpriseEC will begin in the second quarter of 2002.

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

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the three months ended March 31, 2002 and 2001 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB. The financial statements are consolidated to include the combined results of Advant-e Corporation and EDICT Systems, Inc., the wholly-owned and sole operating subsidiary of Advant-e.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues of $403,250 in the first quarter of 2002 (Q1 2002) more than doubled revenues in the first quarter of 2001 (Q1 2001) of $197,630 (105% increase). The increase resulted entirely from increased revenues of $254,275 from the sale of internet products and services, reflecting the Company's continuing shift of its primary focus from EDI and bar coding software and license fees, which declined in revenue by $48,655, to internet-based products and services.

Operating expenses of $390,268 in Q1 2002 increased by $95,238 from Q1 2001. Production expenses increased by $31,275 primarily due to the use of leased software which began in July 2001 ($29,286). Salaries and benefits increased by $30,006 (15%) due to the addition of six personnel needed to maintain, support, and market GroceryEC ($23,132) and additional health insurance premiums resulting from both additional personnel and increased insurance rates ($6,195). General and administrative expenses increased by $10,278 (17%) due to the need for additional bandwidth and other transaction processing costs resulting from the substantial increase in the volume of GroceryEC transactions processed in the first quarter of 2002. Amortization expense increased by $5,941 due to the amortization of costs for the development of GroceryEC retailer Hub modules. Interest expense increased by $18,536 due to interest on the $525,000 Convertible Subordinated Notes which were outstanding throughout the first three months of 2002 as compared to only $50,000 outstanding for 4 days in the first three months of 2001.

Accordingly, the Company reports a net profit in Q1 2002 of $10,387 ($0.00 per common share) compared to the net loss in Q1 2001 of $97,400 ($0.02 per common share). The profit resulted from the $254,275 increase in revenues from Internet products and services that more than offset the decline in revenues from software and license fees ($48,655) and increases in operating expenses ($95,238).

Liquidity and Capital Resources

The Company's net cash provided by operations in Q1 2002 of $43,928 increased by $84,351 compared to the net cash used in operations in Q1 2001 of $40,423, due primarily to the improvement from a net loss in Q1 2001 of $97,400 to a net income in Q1 2002 of $10,387.

The Company continued is investment in software development costs in Q1 2002 ($94,756) and reduced its bank loan balances by $31,236. These outflows exceeded net cash provided by operations resulting in a reduction of the company's cash balance to $89,415.

The Company renegotiated its two bank loans that are to be repaid with monthly principal installments through December 31, 2002 and April 30, 2004, respectively. At December 31, 2002 the Company intends to replace the paid-off bank loan with a bank line of credit.

The Company is currently in the process of attempting to obtain additional one-year extensions of the due dates from the holders of the Convertible Subordinated Notes in the event the noteholders do not choose to convert those notes to shares of the Company's common stock.

The Company is continually monitoring and controlling its operating expenses so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS No. 142 in the first quarter of 2002. The Company amortizes its capitalized Software and Development Costs over the estimated economic lives of the products, which presently are three years. The Company has no additional intangible assets or acquired goodwill; as a result, SFAS No. 142 has no material effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,". SFAS No. 144 establishes an accounting model for long-lived assets, including discontinued operations, to be disposed of by sale. The Company adopted the provisions of SFAS No. 144
in the first quarter of fiscal year 2002.   The Company has no long-lived
assets held for sale nor does it have any long-lived assets whose values are impaired; as a result, SFAS No. 144 has no material effect on the Company's financial position or results of operations.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the first quarter of the 2002 fiscal year or through the date of filing this report.

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
2          Plan of acquisition, reorganization, arrangement,      N/A
           liquidation, or succession

3(a)(i)    Amended Certificate of Incorporation                   Previously
                                                                  Filed*

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4(i)       Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4(ii)      Convertible Subordinated Note                          Previously
                                                                  Filed***
4(iii)     Convertible Subordinated Note with warrant to
           purchase common shares issued on September             Previously
           27, 2001                                               Filed*****

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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

May 14, 2002                                       By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

May 14, 2002                                       By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer


EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001 and included in
Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                         # shares
--------------------                 -----------------------
                                       Three Months Ended
                                           March 31,
                                         2002      2001
                                         ----      ----
Basic:

Outstanding at beginning and end
of period                           5,661,002   5,613,834

Diluted:

March 24, 2002 Issuance of 15%
Convertible Subordinated Note,
Convertible at $1.06 per share
(conversion is antidilutive)                            -

Warrants attached to the
Convertible Subordinated Notes         34,547

                                    ---------   ---------
                                    5,695,549   5,613,834
                                    =========   =========


Warrants issued in connection with the Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in the three months ended March 31, 2002. The warrants expire on several dates in 2004.

The 15% Convertible Subordinated Notes, convertible to common shares at $1.06 per share, are anti-dilutive because they result in an increase to diluted earnings per share in the three months ended March 31, 2002 and 2001. If the notes are converted at maturity there would be 569,575 additional outstanding and weighted average common shares for the three months ended March 31, 2002 and 54,345 outstanding shares resulting in 4,822 additional weighted average common shares for the three months ended March 31, 2001.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006.