Form 10QSB
period 2002-06-30
ADVANT E CORP
filed 2002-08-14
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of August 10, 2002 the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

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

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   June      December
                                                    30,         31,
                                                   2002        2001
                                                   ----        ----
                                                (Unaudited)
                                                 ---------

                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        101,113    180,679
  Accounts receivable, net                         167,763     84,229
  Prepaid expenses                                  47,315     83,092
  Deferred income taxes                             32,306     39,716
                                                   -------    -------
   Total current assets                            348,497    387,716

SOFTWARE DEVELOPMENT COSTS, net                    635,147    511,542

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $168,648 at June 30, 2002
    and $153,846 at December 31, 2001               55,115     58,325

OTHER ASSETS
  Deferred income taxes                             53,664     53,664
                                                 ---------  ---------
   Total assets                                  1,092,423  1,011,247
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 147,716     96,950
  Accrued expenses                                  98,452     55,887
  Deferred revenue                                 116,086    114,297
  Bank notes payable                                48,206     91,798
  Current portion of long-term liabilities:
    Convertible Subordinated Notes payable          75,000    525,000
  Notes payable to shareholder                      45,000     45,000
                                                  --------    -------
   Total current liabilities                       530,460    928,932
                                                  --------   --------
LONG-TERM LIABILITIES
  Convertible Subordinated Notes Payable           450,000          -
                                                  --------   --------
   Total liabilities                               980,460    928,932
                                                  --------   --------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at June 30, 2002 and
    at December 31, 2001                             5,661      5,661
  Paid-in capital                                  426,507    426,507
  Retained earnings deficit                       (320,205)  (349,853)
                                                  --------   --------
   Total shareholders' equity                      111,963     82,315
                                                 ---------  ---------
   Total liabilities and shareholders' equity    1,092,423  1,011,247
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                      2002    2001         2002	  2001
                                      ----    ----         ----     ----
REVENUES
  Internet products and services   383,507   172,882     727,516   262,616
  Software and license fees        107,930    89,251     167,171   197,147
                                   -------   -------     -------   -------
     Total revenues                491,437   262,133     894,687   459,763
                                   -------   -------     -------   -------
OPERATING EXPENSES
  Production                        36,327     3,583      68,885     4,866
  Salaries and benefits            245,536   196,000     475,711   396,169
  General and administrative       123,110    68,984     193,444   129,040
  Depreciation                       8,100     5,318      14,802    12,818
  Amortization of software
    development costs               31,168    21,203      58,312    42,406
  Interest                          23,120     8,045      46,475    12,864
                                   -------   -------     -------   -------
     Total operating expenses      467,361   303,133     857,629   598,163
                                   -------   -------     -------   -------
INCOME (LOSS) BEFORE TAXES          24,076  ( 41,000)     37,058  (138,400)

INCOME TAXES (BENEFIT)               4,815  (  8,286)      7,410  (  8,286)
                                   -------   -------     -------   -------
NET INCOME (LOSS)                   19,261  ( 32,714)     29,648  (130,114)
                                   =======   =======     =======   =======

EARNINGS (LOSS) PER SHARE
  Basic                               0.00     (0.01)       0.01    (0.02)
                                     =====     =====       =====     =====
  Diluted                             0.00     (0.01)       0.01    (0.02)
                                     =====     =====       =====     =====
AVERAGE SHARES OUTSTANDING
  Basic                          5,661,002 5,619,276   5,661,002 5,616,570
                                 ========= =========   ========= =========
  Diluted                        5,700,553 5,619,276   5,700,553 5,616,570
                                 ========= =========   ========= =========


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Six Months Ended
                                                         June 30,
                                                      2002     2001
                                                      ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   29,648  (130,114)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation                                  14,802    12,818
      Amortization                                  58,312    42,406
      Deferred income taxes                          7,410  (  8,286)
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                          (83,534)   15,983
      Prepaid expenses                              35,777       552
      Accounts payable                              50,766    25,925
      Accrued expenses                              42,565    10,792
      Deferred revenue                               1,789   (23,527)
                                                  --------  --------
Net cash provided by (used in) operating
  activities                                       157,535   (53,451)
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                          ( 11,592) ( 25,021)
  Software development costs                      (181,917) (103,863)
                                                  --------   -------
Net cash used in investing activities             (193,509) (128,884)
                                                  --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable to shareholder             -    45,000
  Borrowings on convertible subordinated notes           -    75,000
  Borrowings on bank loans                               -    40,506
  Payments on bank loans                           (43,592)   (1,540)
                                                   -------   -------
                                                   (43,592)  158,966
  Proceeds from sale of common stock                     -    49,998
                                                   -------   -------
Net cash  (used in) provided by financing
  activities                                       (43,592)  208,964
                                                   -------   -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                ( 79,566)   26,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     180,679    56,457
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           101,113    83,086
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                      5,299    10,123
                                                  ========   =======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------

Balance December 31, 2000   5,613,834   5,613     376,557  (279,524)   102,646

  Net loss                                                 ( 70,329)  ( 70,329)
  Issuance of common stock     47,168      48      49,950               49,998
                           ----------  ------   --------- ---------   ---------

Balance December 31, 2001   5,661,002   5,661     426,507  (349,853)    82,315

  Net income                                                 29,648     29,648
                           ----------  ------   --------- ---------   --------

Balance June 30, 2002       5,661,002   5,661     426,507  (320,205)   111,963
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

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $17,000 at June 30, 2002 and $37,000 at December 31, 2001.

Software Development Costs

The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are reported at the lower of unamortized cost or net realizable value.

The Company accounts for the costs of computer software that it develops for internal use, costs associated with operation of its web sites, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs that are capitalized are amortized by the straight-line method over the remaining estimated economic lives of the software products, generally three years. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Software development costs at December 31, 2001 and June 30, 2002 and the changes during the six-month period ended June 30, 2002 are summarized as follows:


                                                     Accumulated
                                       Cost          Amortization        Net
                                    ---------        ------------     ---------

Balance, December 31, 2001           783,174           271,632         511,542

  Additions                          181,917                           181,917
  Amortization expense                                  58,312         (58,312)
  Costs of fully-amortized
    Software products               (161,154)         (161,154)              -
                                     -------           -------         -------
Balance, June 30, 2002               803,937           168,790         635,147
                                     =======           =======         =======



The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $58,312 in the six months ended June 30, 2002 and $42,406 in the six months ended June 30, 2001.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $14,802 in the six months ended June 30, 2002 and $12,818 in the six months ended June 30, 2001.

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

Advertising

All advertising costs are expensed as incurred. Advertising was $3,037 in the six months ended June 30, 2002 and $1,473 in the six months ended June 30, 2001.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month-to-month basis for $3,000 per month. Lease payments made under this agreement were $18,000 in both the six months ended June 30, 2002 and 2001, respectively. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, which were $1,900 in the six months ended June 30, 2002 and $1,691 in the six months ended June 30, 2001.

NOTE 3 - BANK NOTES PAYABLE

The Company has a commercial bank note payable that accrues interest on the outstanding borrowings at 7.75% per annum. Outstanding borrowings under this agreement were $22,639 at June 30, 2002 and $62,529 at December 31, 2001.
The loan is payable in monthly installment of $3,861 (principal and interest) to December 31, 2002. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder, and is partially guaranteed for $22,639 by another shareholder.

The Company has an additional commercial bank note payable that accrues interest on the outstanding borrowings at 5.54% per year. Outstanding borrowings under this agreement were $25,567 at June 30, 2002 and $29,269 at December 31, 2001. The loan is payable in monthly installments of $1,220 (principal and interest) to April 23, 2004. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder.

NOTE 4 - LONG-TERM LIABILITIES

Long-term liabilities consist of the following:
                                                    June 30,     December 31,
                                                      2002	         2001
                                                      ----           ----
  15% convertible subordinated notes that
    mature two years from dates of issuance,
    on various dates through December 17, 2003      525,000        525,000
  Less:  current maturities                          75,000              -
                                                    -------        -------
                                                    450,000        525,000
                                                    =======        =======
The notes as originally issued matured one year from date of issuance (various dates in 2001); however, the maturity dates of the notes have been extended by one additional year to two years from the date of the notes.

These notes are subordinated to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at $1.06 per common share. The holders of the notes have warrants until three years after the dates of the notes to purchase a total of 675,000 shares of the Company's common stock at a price of $1.205 per common share.

NOTE 5 - NOTES PAYABLE TO SHAREHOLDER

The Company received $45,000 in 2001 from its President and majority shareholder in exchange for 8% notes, payable on demand. These notes are fully subordinated to the $22,639 commercial bank note payable.

NOTE 6 - 401(k) PENSION PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the first six months of 2002 and 2001.

NOTE 7 - INCOME TAXES

The deferred income tax asset at June 30, 2002 and December 31, 2001 results from the recognition of income tax benefits from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

Income tax expense (benefit) for the three month periods ending June 30, 2002 and 2001 were $4,815 and ($8,286), respectively. Income tax expense (benefit) for the six month periods ending June 30, 2002 and 2001 were $7,410 and ($8,286), respectively.

Temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes result from using the cash method for tax purposes of filing federal and state income tax returns. The effective tax rates of 20% are different from statutory rates of 40% due to the lower combined graduated rates expected to apply as tax benefits are realized.

No valuation allowance has been recognized for the deferred tax assets because management believes it is more likely than not that future taxable income will permit realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $815,000, begin to expire in 2020.

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

NOTE 9 - EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended June 30, 2002 and for the six months ended June 30, 2002 follows:


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------
Three months ended June 30, 2002
--------------------------------
Net income                           19,261

Basic Earnings Per Share:
Income available to common
  shareholders                       19,261         5,661,002          0.00

Effect of dilutive securities:
Warrants attached to the Convertible
  Subordinated Notes                      -            39,551             -

Diluted earnings per share:
Income available to common
  shareholders plus assumed
  conversion                         19,261         5,700,553          0.00

Six months ended June 30, 2002
------------------------------
Net income                           29,648

Basic Earnings Per Share:
Income available to common
  Shareholders                       29,648          5,661,002         0.01

Effect of dilutive securities:
Warrants attached to the Convertible
  Subordinated Notes                      -             39,551            -

Diluted earnings per share:
Income available to common
  shareholders plus assumed
  conversion                         29,648          5,700,553         0.01



Warrants issued in connection with the Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in both the three months and the six months ended June 30, 2002. The warrants expire on several dates in 2004.

The 15% Convertible Subordinated Notes, convertible to common shares at $1.06 per share, are anti-dilutive because they result in an increase to diluted earnings per share in both the three months and the six months ended June 30, 2002 and a reduction of the net loss per share in both the three months and the six months ended June 30, 2001. If the notes are converted at maturity there would be 655,012 additional outstanding and weighted average common shares for both the three months and the six months ended June 30, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during both the three months and the six months ended June 30, 2002 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

NOTE 10 - OPERATING LICENSE COMMITMENT

At June 30, 2002 the Company is obligated under a three-year term license agreement dated in April 2001 and amended on June 30, 2002 for computer
software that is used in providing customer Internet services.   The Company
paid $128,000 in 2001 pursuant to this agreement and an additional $50,000 is due and payable in July 2002. The Company begins in December 2002 to pay minimum monthly installments of $5,215 that continue through the end of the license period in April 2004. The Company has the option to renew the license agreement for an additional 12 months to April 2005 at the same rate. These minimum monthly payments would be increased by amounts as prescribed in the license agreement as the Company increases utilization of this software in its
operations.   The Company is recognizing the cost of this licensed software ratably over the expected useful life of the software of approximately three years. The Company recognized software license expense (reported as part of "production") in the amount of $29,286 in the three months ended June 30, 2002 and $58,572 in the six months ended June 30, 2002.

NOTE 11 - EQUIPMENT LEASE COMMITMENT

At June 30, 2002, the Company is obligated under two-year and a three-year operating leases for computer equipment, payable in fixed monthly installments. Lease payments under the agreement total $43,011 and are payable in 2002 ($17,919); 2003 ($18,708); 2004 (5,083); and 2005 ($1,565). The Company is
recognizing the cost of this leased equipment ratably over the lease period beginning in February 2002. The Company recognized leased equipment expense (reported as part of "production") in the amount of $6,846 in the six months ended June 30, 2002. The Company has options to purchase the leased equipment for its fair market value at the expiration of the lease periods.

NOTE 12 - SUBSEQUENT EVENT

On July 9, 2002 the Company received $250,000, pursuant to a Note Purchase Agreement of the same date with three individuals and three other entities, in exchange for the issuance of a total of $250,000 of Convertible Subordinated Notes that accrue interest at 10% per year and that mature on September 27, 2003. The notes are convertible at the maturity date, in the amount of the note plus accrued interest, to the Company's common stock at $1.10 per common share. The notes are subordinated to all current Senior Debt of the Company and any future Senior Debt up to an amount not to exceed $200,000. The notes are personally guaranteed by the Company's president, who is also not permitted to sell, transfer or encumber any of the Company's common shares that he owns without the prior written consent of each of two specified representatives of the note holders. The holders of the notes have warrants until September 27, 2003 to purchase a total of 250,000 shares of the Company's common stock at a price of $1.25 per common share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. Please refer to the Company's most recently filed Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002.

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

At August 10, 2002, GroceryEC.com supported approximately 80 retailers and had approximately 2,050 production customers generating transaction revenues. Management anticipates that transaction fees generated by EnterpriseEC will begin in the third quarter of 2002.

Several other "vortals" are planned for release in 2002. The Company owns Internet domain names for FoodServiceEC.com, AutomotiveEC.com, RetailEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, and DrugStoreEC.com.

The Company is continuing its strategy to shift its primary focus from EDI and bar coding software and license fees to internet-based electronic commerce subscription services. The acceptance in the marketplace of the Company's electronic commerce products continues to accelerate, particularly as recurring revenue from the Company's customer base continues to grow.

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the six months and for the three months ended June 30, 2002 and 2001 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB. The financial statements are consolidated to include the combined results of Advant-e Corporation and EDICT Systems, Inc., the wholly-owned and sole operating subsidiary of Advant-e.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues of $491,437 in the three months ended June 30, 2002 (Q2 2002) exceeded revenues in the same period of 2001 (Q1 2001) of $262,133 (87% increase).
The increase was due primarily to increased revenues of $210,625 (122% increase) from the sale of internet products and services. This reflects the Company's transformation from primarily a software provider to primarily an Internet-based solution provider, which is nearing completion. For the second quarter of 2002, 78% of revenue came from Internet-based subscription services with the majority of that amount being recurring subscription fees from customers who signed up for our services in previous quarters.

Operating expenses of $467,361 in Q2 2002 increased by $164,228 from Q1 2001. The increases were generally in line with the substantial improvement in revenues from the sale of internet products and services. Salaries and benefits increased by $49,536 due to additional personnel needed to maintain, support and market GroceryEC. General and administrative expenses increased by $54,126 due to additional costs to process GroceryEC transaction volume increases and to market GroceryEC and EnterpriseEC to prospective customers. Production expenses increased by $32,744 primarily due to the use of leased software and computer equipment. Amortization expenses increased by $9,965 due to the amortization of GroceryEC software development costs. Interest expense increased by $15,075 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout the second quarter of 2002.

Income tax expense in Q2 2002 of $4,815 exceeded the $8,286 income tax benefit in Q2 2001 by $13,101 resulting from the reported profit in Q2 2002 compared to the reported loss in Q2 2001.

The Company reports a net profit in Q2 2002 of $19,261 compared to the net loss
in Q2 2001 of $32,714.   The profit resulted from the $229,304 increase in
total revenues that more than offset the increases in operating expenses ($164,228) and $13,101 increase in income taxes.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues of $894,687 in the six months ended June 30, 2002 exceeded revenues in the same period of 2001 (Q1 2001) of $459,763 (95% increase). The increase resulted from increased revenues of $464,900 (177% increase) from the sale of internet products and services, reflecting the Company's continuing shift of its primary focus from EDI and bar coding software and license fees.

Operating expenses of $857,629 in the six months ended June 30, 2002 increased by $259,466. The increases resulted from the substantial increase in the sale of internet products and services. Production expenses increased by $64,019 primarily due to the use of leased software and computer equipment. Salaries and benefits increased by $79,542 due to the addition of personnel needed to maintain, support, and market GroceryEC. General and administrative expenses increased by $64,404 due to additional costs to process GroceryEC transaction volume increases and to market GroceryEC and Enterprise EC to prospective customers. Amortization expense increased by $15,906 due to the amortization of GroceryEC software development costs. Interest expense increased by $33,611 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout the first six months of 2002.

Income tax expense in the first six months of 2002 of $7,410 exceeded the $8,286 income tax benefit in the first six months of 2001 by $15,696 resulting from the reported income before taxes in the first six months of 2002 compared to the reported loss before income taxes in the first six months of 2001.

Accordingly, the Company reports a net profit in the first six months of 2002 of $29,648 compared to the net loss in the first six months of 2001 of $130,114. The profit resulted from the $434,924 increase in total revenues that more than offset the increases in operating expenses ($259,466) and $15,696 increase in income taxes.

Liquidity and Capital Resources

The Company's net cash provided by operations in the first six months of 2002 of $157,535 increased by $210,986 compared to the net cash used in operations in the first six months of 2001 of $53,451, due primarily to the improvement from a net loss in the first six months of 2001 of $130,114 to a net income in the first six months of 2002 of $29,648.

The Company continued its investment in software development costs in the first six months of 2002 ($181,917) and reduced its bank loan balances by $43,592. These outflows exceeded net cash provided by operations resulting in a reduction of the Company's cash balance of $79,566.

The Company obtained additional one-year extensions of the due dates from the holders of the Convertible Subordinated Notes. Those notes now mature on dates ranging from March 2003 to December 2003.

The Company continues to monitor and control its operating expenses so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires that gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30; i.e., the provisions of Opinion 30 will distinguish transactions, including extinguishments of debt, that are part of an entity's recurring operation from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement also requires that lease modifications that have economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions pursuant to SFAS No. 13. The Company has implemented the provisions of SFAS No. 145 in the second quarter of 2002 but has had no transactions that are covered by the provisions of SFAS No. 145. As a result, SFAS No. 145 has no effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost, such as certain employee termination benefits, associated with an exit or disposal activity be recognized when the liability is incurred, and that the fair value is the objective for measurement of the liability. SFAS No. 146 address and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company must adopt the provisions of SFAS No. 146 for any exit or disposal activities that are initiated after December 31, 2002. The Company has had no such transactions in the second quarter of 2002 or through the date of the filing of this Form 10-QSB; as a result, SFAS No. 146 has no effect on the Company's financial position or results of operations.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the second quarter of the 2002 fiscal year or through the date of filing this report.

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

15         Letter on unaudited interim financial information      N/A

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

99         Certification of Periodic Financial Reports            Filed
           for Advant-e Corporation                               Herewith

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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

August 14, 2002                                    By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

August 14, 2002                                    By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer


EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 included in Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                         # shares               # shares
--------------------                 -----------------------  -----------------
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                         2002      2001       2002        2001
                                         ----      ----       ----        ----
Basic:

Outstanding at beginning
of period                           5,661,002   5,613,834  5,661,002  5,613,834
June 12, 2001 Issuance of
  23,584 shares                                     4,924                 2,476
June 29, 2001 Issuance of
  23,584 common shares                                518                   260

Diluted:

March 14, 2001 issuance of 15%
$50,000 Convertible Subordinated
Note, convertible at $1.06 per
Share (conversion is antidilutive)                      -                     -

June 26, 2001 issuance of 15%
$25,000 Convertible Subordinated
Note, convertible at $1.06 per
Share (conversion is antidilutive)                      -                     -

June 26, 2001 issuance of warrants
To purchase 20,000 common shares,
excluded because the exercise price
exceeds the average market price            -           -          -          -

Warrants attached to the
Convertible Subordinated Notes         39,551                 39,551

                                    ---------   ---------  ---------  ---------
                                    5,700,553   5,619,276  5,700,553  5,616,570
                                    =========   =========  =========  =========



Warrants issued in connection with the Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in both the three months and the six months ended June 30, 2002. The warrants expire on several dates in 2004.

The 15% Convertible Subordinated Notes, convertible to common shares at $1.06 per share, are anti-dilutive because they result in an increase to diluted earnings per share in both the three months and the six months ended June 30, 2002 and a reduction of the net loss per share in both the three months and the six months ended June 30, 2001. If the notes are converted at maturity there would be 655,012 additional outstanding and weighted average common shares for both the three months and the six months ended June 30, 2002; and 81,368 additional outstanding shares resulting in 55,725 additional weighted average common shares for the three months ended June 30, 2001 and 30,119 additional weighted average shares the six months ended June 30, 2001.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the both the three months and the six months ended June 30, 2002 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.


EXHIBIT 99 - CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E
             CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB for the period ending June 30, 2002, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


August 14, 2002                                    By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

August 14, 2002                                    By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer