Form 10QSB
period 2002-09-30
ADVANT E CORP
filed 2002-12-16
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                             2680 INDIAN RIPPLE RD.
                               DAYTON, OH 45440
                      ---------------------------------
                   (Address of principal executive offices)

                                 937-429-4288
                      ---------------------------------
               (Issuer's telephone number, including area code)

Name and fiscal year of registrant have not changed since last report. The above address is a new address since the last report.

As of December 13, 2002 the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

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

RESTATEMENT--As a result of a review by the Securities and Exchange Commission of previously issued financial statements, the Balance Sheet as of December 31, 2001, the Statements of Operations for the three months and the nine months ended September 30, 2001, and the Statements of Cash Flows for the nine months ended September 30, 2001 have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc., interest expense in 2001 and 2002 for the value of warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services. In addition, Statements of Operations for the quarters ended March 31, 2002 and June 30, 2002 (not presented herein) have been restated; as a result, the Statement of Operations and the Statement of Cash Flows for the nine months ended September 30, 2002 reflect those restatements. See note 2 to the financial statements for additional explanation and the effects of these restatements.

The financial statements included herein reflect all adjustments, consisting of normal recurring accruals, and including those required by the above described restatements, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                September    December
                                                    30,         31,
                                                   2002        2001
                                                   ----        ----
                                                (Unaudited)  RESTATED
                                                 ---------   --------

                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        242,681    180,679
  Accounts receivable, net                         157,911     84,229
  Prepaid expenses                                  64,836     83,092
  Deferred income taxes                             31,106     39,716
                                                   -------    -------
   Total current assets                            496,534    387,716
                                                   -------    -------

SOFTWARE DEVELOPMENT COSTS, net                    676,849    511,542
                                                   -------    -------
PROPERTY AND EQUIPMENT, net of accumulated
    Depreciation of $174,537 at September
    30, 2002 and $153,846 at December 31, 2001     107,376     58,325
                                                   -------    -------
OTHER ASSETS
  Deferred income taxes                             53,664     53,664
  Deposits                                           6,584          -
                                                   -------    -------
                                                    60,248     53,664
                                                 ---------  ---------
   Total assets                                  1,341,007  1,011,247
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 109,365     96,950
  Accrued expenses                                 162,577     55,887
  Deferred revenue                                  98,620    114,297
  Bank notes payable                                33,683     91,798
  Current portion of long-term liabilities:
    Convertible Subordinated Notes payable, net    545,000    364,320
  Notes payable to shareholder                      45,000     45,000
                                                 ---------   --------
   Total current liabilities                       994,245    768,252
                                                 ---------   --------
LONG-TERM LIABILITIES
  Convertible Subordinated Notes Payable, net      170,000          -
                                                 ---------   --------
   Total liabilities                             1,164,245    768,252
                                                 ---------   --------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at September 30, 2002 and
    at December 31, 2001                             5,661      5,661
  Paid-in capital                                  843,287    763,287
  Retained earnings deficit                       (672,186)  (525,953)
                                                  --------   --------
   Total shareholders' equity                      176,762    242,995
                                                 ---------  ---------
   Total liabilities and shareholders' equity    1,341,007  1,011,247
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                      2002    2001        2002      2001
                                      ----    ----        ----      ----
                                            RESTATED   RESTATED   RESTATED
                                            --------   --------   --------

REVENUES
  Internet products and services   478,361   243,712   1,205,877   506,328
  Software and license fees         68,049    81,420     235,220   278,567
                                   -------   -------   ---------   -------
     Total revenues                546,410   325,132   1,441,097   784,895
                                   -------   -------   ---------   -------
OPERATING EXPENSES
  Production                        38,658    30,335     107,543    35,201
  Salaries and benefits            281,346   159,814     757,057   555,983
  General and administrative       132,089    81,654     325,533   210,694
  Depreciation                       5,889     8,837      20,691    21,655
  Amortization of software
    development costs               53,282    27,945     111,594    70,351
  Compensation for professional
    services in exchange for
    warrants                             -     2,400           -     2,400
  Interest                          97,322    22,264     256,302    46,213
                                   -------   -------   ---------   -------
     Total operating expenses      608,586   333,249   1,578,720   942,497
                                   -------   -------   ---------   -------
LOSS BEFORE TAXES                  (62,176)   (8,117)   (137,623) (157,602)

INCOME TAXES (BENEFIT)               1,200     1,581       8,610    (6,705)
                                   -------   -------   ---------   -------
NET LOSS                           (63,376)   (9,698)   (146,233) (150,897)
                                   =======   =======   =========   =======

LOSS PER SHARE
  Basic                              (0.01)    (0.00)     (0.03)      (0.03)
                                     =====     =====       =====     ======
  Diluted                            (0.01)    (0.00)     (0.03)      (0.03)
                                     =====     =====       =====     ======
AVERAGE SHARES OUTSTANDING
  Basic                          5,661,002 5,661,002   5,661,002  5,631,544
                                 ========= =========   =========  =========
  Diluted                        5,661,002 5,661,002   5,661,002  5,631,544
                                 ========= =========   =========  =========


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Nine Months Ended
                                                    September 30,
                                                    2002     2001
                                                    ----     ----
                                                  RESTATED  RESTATED
                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (146,233) (150,897)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
      Depreciation                                  20,691    21,655
      Amortization of software development costs   111,594    70,351
      Deferred income taxes                          8,610  (  6,705)
      Interest expense from amortization of
        discount on Convertible Subordinated
        Notes Payable resulting from valuation
        of warrants issued with those notes         59,582         -
      Interest expense from amortization of
        discount on Convertible Subordinated
        Notes Payable resulting from valuation
        of beneficial conversion privilege
        of those notes                             121,098    24,705
      Compensation expense for investor relations
        services received in exchange for
        issuance of warrants                             -     2,400
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                          (73,682)   (3,538)
      Prepaid expenses                              18,256  (101,880)
      Accounts payable                              12,415    75,995
      Accrued expenses                             106,690    39,868
      Deferred revenue                             (15,677)  (48,783)
      Deposits                                      (6,584)        -
                                                  --------  --------
Net cash provided by (used in) operating
  activities                                       216,760   (76,829)
                                                  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (69,742)  (32,520)
  Software development costs                      (276,901) (222,519)
                                                  --------   -------
Net cash used in investing activities             (346,643) (255,039)
                                                  --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to shareholder             -    45,000
  Proceeds from convertible subordinated notes     250,000   325,000
  Proceeds from bank loans                               -    41,265
  Payments                                         (58,115)  (31,540)
                                                   -------   -------
                                                   191,885   379,725
  Proceeds from sale of common stock                     -    49,998
                                                   -------   -------
Net cash  provided by financing
  activities                                       191,885   429,723
                                                   -------   -------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                  62,002    97,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     180,679    56,457
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           242,681   154,312
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     12,759    14,630
                                                  ========   =======
  Non-cash transactions
    Fair value of warrants issued with
      Convertible Subordinated Notes                27,500         -
    Fair value of beneficial conversion
      privilege of convertible subordinated notes   52,500    54,480
    Fair value of warrants issued in partial
      payment for investor relations services            -     4,800

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                   RESTATED
                             -------------------------------------------------
                               Common Stock                 Retained
                             -----------------     Paid-in  Earnings
                              Shares    Amount     Capital  (Deficit)    Total
                             ---------  ------    --------  --------     -----

Balance December 31, 2000,
  as previously reported     5,613,834   5,613     376,557 (279,524)   102,646

  Issuance of 400,000 common
  shares on April 10, 2000,
  in exchange for services,
  valued at $1.06 per share:                       424,000             424,000
    Merger related services                       (339,200)           (339,200)
    Post-merger services                                    (84,800)  ( 84,800)
                             ---------   -----     -------  -------   --------
Balance December 31, 2000,
  as restated                5,613,834   5,613     461,357 (364,324)   102,646

  Net loss, as restated                                    (161,629)  (161,629)
  Issuance of common stock      47,168      48      49,950              49,998
  Warrants issued with 15%
    convertible subordinated
    notes                                           70,276              70,276
  Beneficial conversion
    feature of 15% convertible
    subordinated notes                             176,904             176,904
  Warrants issued with
    professional services
    contract                                         4,800               4,800


                            ----------  ------   --------- ---------  --------

Balance December 31, 2001,
  as restated                5,661,002   5,661     763,287 (525,953)   242,995

  Net loss                                                 (146,233)  (146,233)
  Warrants issued with 10%
    convertible subordinated
    notes                                           27,500              27,500
  Beneficial conversion
    feature of 10% convertible
    subordinated notes                              52,500              52,500
                            ----------  ------    -------- ---------   -------

Balance September 30, 2002   5,661,002   5,661     843,287 (672,186)   176,762
                            ==========  ======    ========  =======    =======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATAION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advant-e Corporation through its wholly-owned and sole operating subsidiary, Edict Systems, Inc. (collectively the "Company"), develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc.
Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing these financial statements included those considered in assessment of recoverability of capitalized software development costs, those used in the valuation of certain non-cash transactions including the issuance of common shares of stock in exchange for specified services, the issuance of detachable stock warrants in connection with the Company's outstanding convertible subordinated notes, the valuation of the beneficial conversion privilege in connection with the Company's convertible subordinated notes, and those used in recording net deferred tax assets.
It is at least reasonably possible that the significant estimates used will change within the next year.

Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $22,000 at September 30, 2002 and $37,000 at December 31, 2001.

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

Software development costs at December 31, 2001 and September 30, 2002 and the changes during the nine-month period ended September 30, 2002 are summarized as follows:


                                                     Accumulated
                                       Cost          Amortization        Net
                                    ---------        ------------     ---------

Balance, December 31, 2001           783,174           271,632         511,542

  Additions                          276,901                           276,901
  Amortization expense                                 111,594        (111,594)
  Costs of fully-amortized
    Software products               (161,154)         (161,154)              -
                                     -------           -------         -------
Balance, September 30, 2002          898,921           222,072         676,849
                                     =======           =======         =======


The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $111,594 in the nine months ended September 30, 2002 and $70,351 in the nine months ended September 30, 2001.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using accelerated methods for financial reporting purposes at rates based on useful lives of five to seven years. Depreciation expense was $20,691 in the nine months ended September 30, 2002 and $21,655 in the nine months ended September 30, 2001.

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction
of the debt instrument on the balance sheet.   Amortization of debt discount
amounted to $180,680 for the nine months ended September 30, 2002 and $24,705 for the nine months ended September 30, 2001.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities Exchange Commission Staff Accounting Bulletin 101 (SAB 101), which requires the Company to recognize revenue when, in addition to other criteria, delivery has occurred or services have been rendered.

Revenues from software product sales are recognized when the product is shipped. Ongoing software license fees are recognized ratably over the license period, generally twelve months.

Revenues from Internet-based products and services (GroceryEC, MfgEC, EnterpriseEC, etc) is comprised of three components - account activation and trading partner set up fees, monthly subcription fees, and usage based transactional fees.

Revenues earned from account activation and trading partner set up fees are recognized after the Company performs consultative work required in order to establish an electronic trading partnership between the customer and their desired trading partners. Trading partnerships, once established, require no ongoing effort on the part of the Company and customers are able to utilize the electronic trading partnerships either directly with their customers or via a service provider other than the Company.

Revenues earned from monthly subscriptions are recognized after the monthly subscription has elapsed.

Usage based transactional fees are recognized upon completion of processing those transactions.

Deferred Income Taxes

Deferred income taxes are provided to recognize future tax benefits of net operating loss carry forwards, to the extent realization of such benefits is more likely than not. Deferred income taxes are also provided for tax credits and temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes.

Segment Reporting

Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment -- the development and sale of electronic data interchange and electronic commerce software products and services.

Advertising

All advertising costs are expensed as incurred. Advertising was $3,187 in the nine months ended September 30, 2002 and $2,443 in the nine months ended September 30, 2001.

NOTE 2 - RESTATEMENT

The Company issued 400,000 shares of stock on April 10, 2000 pursuant to a Services Agreement for certain specified services relating to the Company's merger with EDICT Systems, Inc. on April 10, 2000 and for subsequent services. These shares have been valued in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 requires the Company to value this stock based transaction at the fair market value of the shares issued. The Company determined that the fair value of the shares was $424,000 based on the last closing price of the Company's common stock of $1.06 per share prior to the merger. Of that amount, $339,200 related to the Company's merger on April 10, 2000 and was charged to Paid in Capital--merger and credited to Paid in Capital thereby having no effect on reported earnings or retained earnings. The remainder of the amount, $84,800, was for post-merger services and was charged to Compensation expense in the second quarter of 2000.

The Company issued 20,000 warrants in June 2001 as partial compensation for investor relations services. These warrants have been valued according to SFAS 123, and the Black-Scholes option pricing model has been used to estimate the fair value of the warrants. By using the Black-Scholes pricing model, the Company estimated the fair value of the warrants at $4,800. The Company amortized this amount as compensation for services expense over the six-month term of the agreement in the third and fourth quarters of 2001.

The Company issued 675,000 detachable warrants in connection with its 15% convertible subordinated notes issued at various dates in 2001. These warrants have been valued according to SFAS 123, and the Black-Scholes option pricing model has been used to estimate the fair value of the warrants.
By using the Black-Scholes pricing model, the Company estimated the fair value of the warrants at $70,276. The Company amortized this amount as interest expense over the one-year term of the notes beginning in the fourth quarter of 2001 and ending in the third quarter of 2002.

The Company's 15% convertible subordinated notes issued in 2001 contained a beneficial conversion privilege that has been recorded as interest expense according to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ration, to Certain Convertible Instruments". The Company estimated the fair value of the beneficial conversion privilege at $176,904. The Company amortized this amount as interest expense over the one year term of the notes beginning in the second quarter of 2001 and ending in the third quarter of 2002.

A summary of the effect of the restatement follows:


                                         As Previously
  At December 31, 2000                     Reported             As Restated
  --------------------                   -------------          -----------

Common Stock                                  5,613                  5,613
Paid-in capital                             376,557                800,557
Paid-in capital from issuance of
  400,000 shares for services                     -               (339,200)
                                            -------                -------
Paid-in capital--net                        376,557                461,357
Retained earnings deficit                  (279,524)              (364,324)
                                            -------                -------
Stockholders' equity                        102,646                102,646
                                           ========                =======

                                         As Previously
For the year ended December 31, 2000       Reported             As Restated
------------------------------------     -------------          -----------
Compensation expense for merger
related services                                  -                84,800
Net loss                                   (400,456)             (485,256)
Basic and diluted net loss per share          (0.07)                (0.09)

                                         As Previously
  At December 31, 2001                     Reported             As Restated
  --------------------                   -------------          -----------
Current Liabilities
  Convertible subordinated notes
  payable                                   525,000               364,320
Total current liabilities                   928,932               768,252
Total liabilities                           928,932               768,252

Common stock                                  5,661                 5,661
Paid-in capital                             426,507               763,287
Retained earnings deficit                  (349,853)             (525,953)
                                            -------               -------
Total stockholders' equity                   82,315               242,995
                                            =======               =======

                                         As Previously
For the year ended December 31, 2001       Reported             As Restated
------------------------------------     -------------          -----------
Compensation expense for investor
   Relations services                             -                 2,400
Interest expense                             41,458               127,958
Total operating expenses                  1,273,229             1,364,529
Loss before taxes                           (87,911)             (179,211)
Net loss                                    (70,329)             (161,629)
Basic and diluted loss per share              (0.01)                (0.03)

   For the three months ended            As Previously
   September 30, 2001                      Reported             As Restated
   --------------------------            -------------          -----------
Compensation expense for investor
   relations services                             -                 2,400
Interest expense                              8,644                22,264
Total operating expenses                    317,229               333,249
Income (loss) before taxes                    7,903                (8,117)
Net income (loss)                             6,322                (9,698)
Basic and diluted earnings (loss) per share    0.00                 (0.00)

   For the nine months ended             As Previously
   September 30, 2001                      Reported             As Restated
   -------------------------             -------------          -----------
Compensation expense for investor
  Relations services                              -                 2,400
Interest expense                             21,508                46,213
Total operating expenses                    915,392               942,497
Loss before taxes                          (130,497)             (157,602)
Net loss                                   (123,792)             (150,897)
Basic and diluted loss per share              (0.02)                (0.03)

   For the three months ended            As Previously
   March 31, 2002                          Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                             23,355                85,150
Total operating expenses                    390,268               452,063
Income (loss) before taxes                   12,982               (48,813)
Net income (loss)                            10,387               (51,408)
Basic and diluted earnings (loss)
  per share                                    0.00                 (0.01)
Average shares outstanding-diluted        5,695,549             5,661,002

   For the three months ended            As Previously
   June 30, 2002                           Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                             23,120                73,830
Total operating expenses                    467,361               518,071
Income (loss) before taxes                   24,076               (26,634)
Net income (loss)                            19,261               (31,449)
Basic and diluted earnings (loss)
  per share                                    0.00                 (0.01)
Average shares outstanding-diluted        5,700,553             5,661,002


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company leases its office space from the majority shareholder of the Company. This space is leased on a month-to-month basis for $3,000 per month, and can be terminated on a date that is mutually agreeable to the majority shareholder and the Company. Lease payments made under this agreement were $27,000 in both the nine months ended September 30, 2002 and 2001, respectively. The lease requires the Company to pay all expenses related to the office space, including the real estate taxes, which were $2,976 in the nine months ended September 30, 2002 and $2,975 in the nine months ended September 30, 2001.

NOTE 4 - BANK NOTES PAYABLE

The Company has a commercial bank note payable that accrues interest on the outstanding borrowings at 7.75% per annum. Outstanding borrowings under this agreement were $11,429 at September 30, 2002 and $62,529 at December 31, 2001. The loan is payable in monthly installment of $3,861 (principal and interest) to December 31, 2002. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder, and is partially guaranteed for $11,429 by another shareholder.

The Company has an additional commercial bank note payable that accrues interest on the outstanding borrowings at 5.54% per year. Outstanding borrowings under this agreement were $22,254 at September 30, 2002 and $29,269 at December 31, 2001. The loan is payable in monthly installments of $1,220 (principal and interest) to April 23, 2004. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder.

NOTE 5 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

Convertible subordinated notes payable consist of the following:


                                                  September 30,    December 31,
                                                      2002            2001
                                                      ----            ----

  15% convertible subordinated notes that
    mature on various dates through December
    17, 2003                                        525,000        525,000
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion privilege                                -        160,680
                                                    -------        -------
                                                    525,000        364,320
                                                    -------        -------

  10% convertible subordinated notes issued July
    9, 2002 that mature on September 27, 2003       250,000              -
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion privilege                           60,000              -
                                                    -------        -------
                                                    190,000              -
                                                    -------        -------
  Total                                             715,000        364,320
  Less:  current maturities                         545,000        364,320
                                                    -------        -------
  Long-term liabilities                             170,000              -
                                                    =======        =======


The 15% convertible subordinated notes as originally issued matured one year from date of issuance (various dates in 2001); however, the maturity dates of the notes were extended by one additional year to two years from the date of the notes. These notes are subordinated to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at $1.06 per common share.
The holders of the notes have warrants valid for three years from the date the note was issued (later extended to four years) to purchase a total of 675,000 shares of the Company's common stock at a price of $1.205 per common share. The Company used the Black-Scholes pricing model to estimate the fair value of the warrants at the date of issuance at $70,276. The Company estimated the fair value of the beneficial conversion privilege of the notes at $176,904 in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The Company used the Black-Scholes pricing model to estimate the fair value of the one-year extension of the notes at $7,172. The fair value of the warrants at the date of issuance and the fair value of the beneficial conversion privilege were amortized to interest expense over the 12-month initial term of the notes beginning in the fourth quarter 2001 and ending in the third quarter of 2002. The fair value of the one-year extension of the notes will be amortized to interest expense beginning in the fourth quarter of 2002.

On July 9, 2002 the Company received $250,000, pursuant to a Note Purchase Agreement of the same date with three individuals and three other entities, in exchange for the issuance of a total of $250,000 of Convertible Subordinated Notes that accrue interest at a stated rate of 10% per year and that mature on September 27, 2003. The notes are convertible at the maturity date, in the amount of the note plus accrued interest, to the Company's common stock at $1.10 per common share. The notes are subordinated to all current Senior Debt of the Company and any future Senior Debt up to an amount not to exceed $200,000. The notes are personally guaranteed by the Company's president, who is also not permitted to sell, transfer or encumber any of the Company's common shares that he owns without the prior written consent of each of two specified representatives of the note holders. The holders of the notes have warrants until September 27, 2005 to purchase a total of 250,000 shares of the Company's common stock at a price of $1.25 per common share. The Company used the Black-Scholes pricing model to estimate the fair value of the
warrants at the date of issuance at $27,500.   The Company estimated the fair
value of the beneficial conversion privilege of the notes at $52,500 in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The fair value of the warrants at the date of issuance and the fair value of the beneficial conversion privilege are being amortized to interest expense over the term of the notes beginning in the third quarter of 2002 and ending in the second quarter of 2003.

NOTE 6 - NOTES PAYABLE TO SHAREHOLDER

The Company received $45,000 in 2001 from its President and majority shareholder in exchange for 8% notes, payable on demand. These notes are fully subordinated to the $11,429 commercial bank note payable.

NOTE 7 - 401(k) PENSION PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the first nine months of 2002 and 2001.

NOTE 8 - INCOME TAXES

The deferred income tax asset at September 30, 2002 and December 31, 2001 results from the recognition of income tax benefits from temporary timing differences and net operating loss carry forwards, to the extent realization of such benefits is more likely than not.

Income tax expense for the three month periods ended September 30, 2002 and 2001 were $1,200 and $1,581, respectively. Income tax expense (benefit) for the nine month periods ending September 30, 2002 and 2001 were $8,610 and ($6,705), respectively.

Temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes result from using the cash method for tax purposes of filing federal and state income tax returns. The effective tax rates of 20% are different from statutory rates of 40% due to the lower combined graduated rates expected to apply as tax benefits are realized.

No tax effect was given to the non-cash interest expense for value of the detachable warrants and beneficial conversion privilege related to the Convertible Subordinated Notes because those amounts are not deductible for income tax purposes.

No valuation allowance has been recognized for the deferred tax assets because management believes it is more likely than not that future taxable income will permit realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $809,000, begin to expire in 2020.

NOTE 9 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of deposits in banks, which occasionally exceed federally insured limits, and trade accounts receivable. The Company manages the risk regarding deposits in banks by using high quality financial institutions. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed. No single customer comprises more than 5% of accounts receivable outstanding at September 30, 2002.

NOTE 10 - EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended September 30, 2002 and for the nine months ended September 30, 2002 follows:


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------
Three months ended September
30, 2002
--------------------------------
Net loss                            (63,376)

Basic Earnings (Loss) Per Share:
Loss available to common
  shareholders                      (63,376)        5,661,002         (0.01)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of Convertible
  Subordinated Notes are
  anti-dilutive                           -                 -             -

Diluted loss per share:
Income available to common
  shareholders plus assumed
  conversion                        (63,376)        5,661,002         (0.01)

Nine months ended September
30, 2002
------------------------------
Net loss                           (146,233)

Basic Earnings (Loss) Per Share:
Loss available to common
  Shareholders                     (146,233)        5,661,002         (0.03)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of Convertible
  Subordinated Notes are
  anti-dilutive                            -                 -             -

Diluted loss per share:
Loss available to common
  shareholders plus assumed
  conversion                       (146,233)        5,661,002         (0.03)



Warrants issued in connection with the 15% Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in both the three months and the nine months ended September 30, 2002. The warrants expire on several dates in 2005.

Warrants issued in connection with the 10% Convertible Subordinated Notes to purchase 250,000 shares of the Company's common stock at $1.25 per share were outstanding from July 9, 2002 to September 30, 2002. The warrants expire on September 27, 2005.

The warrants attached to both the 15% Convertible Subordinated Notes and the 10% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the nine months ended September 30, 2002.

The conversion features of both the 15% Convertible Subordinated Notes and the 10% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the nine months ended September 30, 2002.

If the 15% and the 10% notes are converted at maturity there would be 909,937 additional outstanding common shares at September 30, 2002, 884,999 additional weighted average common shares for the three months ended September 30, 2002, and 732,517 additional weighted average common shares for the nine months ended September 30, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during both the three months and the nine months ended September 30, 2002 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

NOTE 11 - OPERATING LICENSE COMMITMENT

At September 30, 2002 the Company is obligated under a three-year term license agreement dated in April 2001 and amended on June 26, 2002 for computer software that is used in providing customer Internet electronic commerce
connectivity services.   The Company paid $178,000 through September 30, 2002
pursuant to this agreement. The Company begins in December 2002 to pay minimum monthly installments of $5,215 that continue through the end of the license period in April 2004. The Company has the option to renew the license agreement for an additional 12 months to April 2005 at the same rate. These minimum monthly payments would be increased by amounts as prescribed in the license agreement as the Company increases utilization of this software in its
operations.   The Company is recognizing the cost of this licensed software ratably over the expected useful life of the software of approximately three years. The Company recognized software license expense (reported as part of "production") in the amount of $29,286 in the three months ended September 30, 2002 and $87,858 in the nine months ended September 30, 2002.

NOTE 12 - EQUIPMENT LEASE COMMITMENT

At September 30, 2002, the Company is obligated under a two-year and a three-year operating leases for computer equipment, payable in fixed monthly installments. Lease payments under the agreement total $43,011 and are payable in 2002 ($17,919); 2003 ($18,708); 2004 (5,083); and 2005 ($1,565). The
Company is recognizing the cost of this leased equipment ratably over the lease period beginning in February 2002. The Company recognized leased equipment expense (reported as part of "production") in the amount of $12,752 in the nine months ended September 30, 2002. The Company has options to purchase the leased equipment for its fair market value at the expiration of the lease periods.

NOTE 13 - BUILDING LEASE COMMITMENT

At September 30, 2002, the Company is obligated under a lease agreement to lease 12,000 square feet to be used as the Company's offices and headquarters. This operating lease has a three-year term beginning October 1, 2002 with two consecutive three-year renewal options. Annual rent under the agreement is $79,000, $86,900, and $96,863 in each of the three years in the term of the lease. The lease rate in the renewal terms, if exercised, will increase by a maximum amount of 5% per year. Lease payments include substantially all maintenance and repairs, and real estate taxes and utilities.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of a review by the Securities and Exchange Commission of previously issued financial statements, the Balance Sheet as of December 31, 2001, the Statements of Operations for the three months and the nine months ended September 30, 2001, and the Statements of Cash Flows for the nine months ended September 30, 2001 have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to Company's merger with EDICT Systems, Inc., interest expense in 2001 and 2002 for the value of warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services. In addition, Statements of Operations for the quarters ended March 31, 2002 and June 30, 2002 (not presented herein) have been restated; as a result, the Statement of Operations and the Statement of Cash Flows for the nine months ended September 30, 2002 reflect those restatements. See footnote 2 to the financial statements for additional explanation and the effects of these restatements. Management's discussion and analysis of financial condition and results of operations reflects the restatements described above.

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

OVERVIEW

Advant-e, via its wholly owned and sole operating subsidiary Edict Systems, Inc., is a provider of Business-to-Business electronic commerce software and Internet-based applications specializing in Electronic Data Interchange (EDI) and XML-based solutions for recurring transactions. These products and services enable its customers to send and receive business documents electronically in standard and proprietary formats via traditional Value Added Networks and the Internet. The Company also provides consultative services for its customers, generally small and medium sized suppliers to large buying organizations wherein it acts as a liaison between the buyers and their suppliers to interface with the buyer on behalf of the Company's customers. Customers consist of businesses across a number of industries throughout the United States.

Advant-e specializes in horizontal transaction services via EnterpriseEC(R), an Internet-based Electronic Business Transaction Network (EBTN), and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company also markets its web-EDI solutions within specific vertical industries with branded Vertical Industry Portals ("vortals") including including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.LogisticsEC.com, and www.MfgEC.com.

In addition to Internet and web-based e-commerce solutions, Edict Systems also provides e-commerce integration and bar coding applications via its FORMULA_ONE(R) translation software and Bar Code Label Modules.

The following is a description of the Company's five principal business products/services:

1. Web-based Electronic Commerce/Electronic Data Interchange (web-EDI) document processing systems and branded vertical industry portals such as GroceryEC.com, RetailEC.com, CPGSupplier.com, MfgEC.com, and LogisticsEC.com, etc. GroceryEC.com is the Company's first vertical industry business-to-busines web-based e-commerce portal and accounts for most of the Company's revenues. GroceryEC.com is a web-based system for allowing manufacturers and brokers in the grocery industry to conduct electronic commerce with grocery retailers. GroceryEC.com allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The grocery retailing industry has changed dramatically due to technological advances with EDI making many of these changes feasible. The strength of the Company's business model is that the party that has a large influence on the buying decision, the major grocery retailer ("hubs"), is not the party that pays for the service; the suppliers (the "spokes") who use GroceryEC.com pay for it. The large retailers increase their return on their existing EDI e-commerce investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost. At November 10, 2002, GroceryEC.com supported approximately 101 retailers and had approximately 2,300 production customers generating transaction revenues. Several other "vortals" are in limited use (RetailEC.com, MfgEC.com, and CPGSupplier.com) and others are planned for future release. In addition to the Internet domain names mentioned, the Company owns FoodServiceEC.com, AutomotiveEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, DrugStoreEC.com, and others.


2. Internet-based Business-to-Business Electronic-Commerce Network Services-- EnterpriseEC.com. The Company's Electronic Business Transaction Network (EBTN) became operational in the third quarter of 2002 and accounted for approximately $20,000 in revenues. An EBTN is an Internet-based value-added network (VAN) that is an alternative to higher-cost traditional VANs. The Company currently markets this service primarily to its GroceryEC.com and other vortal customers and its current Formula_One software customers; however, the Company also markets this service to customers of other existing Value Added Networks.

3. Alternate channel business. The Company is currently in the midst of implementing a business alliance partner program wherein the Company will market its web-EDI and EnterpriseEC services to customers via agreements with business partners. The Company has added professional sales personnel with substantial experience in the EDI industry to market and drive this business toward aggressive 2003 revenue targets. The Company expects to earn nominal revenue from these alliances in the fourth quarter 2002, but expects the revenue to increase in 2003.

4. Electronic Commerce and Bar Coding Software-FORMULA_ONE EDI software and Bar Code Label Modules. In addition to Internet and web-based e-commerce solutions, the Company also provides electronic commerce integration and bar coding applications via its Formula_One translation software and Bar Code Label Modules. Revenues from these products are steadily declining as the Company continues to emphasize its Internet-based electronic commerce products that have more growth potential and profit potential. Although the Company still sells some Formula_One and BCLM software, its revenue from these products consists largely of annual license and software maintenance fees charged for the use of the software. This revenue stream, however, is also declining as many Companies are adopting Internet-based EDI solutions.

5. Value-Added Applications. Using data stored for other services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting. These products are currently in the pre-development stage.

For items 1 and 2 above, the Company's EDI administration, technical support and systems maintenance personnel provide consultative services that enable the Company's customers (suppliers) and their trading partners (usually buying organizations of large companies or "hubs") to conduct EDI transactions as requested by the hub by interfacing with the hub on behalf of the Company's customers to facilitate the establishment of their electronic (EDI) trading partner relationship. Because each hub has established processes in place to migrate a non-EDI supplier to an EDI-enabled supplier, and because these procedures vary among the hubs, the Company acts as a liaison between its customers and the hub to establish this EDI connection. Since most of the Company's customers are small to medium-sized companies, they recognize that the Company has the resources and expertise to establish this connection for them. This trading partner connection and relationship, once established, is portable to other EDI service providers if the customer chooses to do so.

Revenue recognition polices with respect to Internet based subscription fees-- The Company recognizes as revenues one-time Account Activation Fees ($100 per new customer), Trading Partner Setup Fees ($50 per partner for web-EDI) and interconnect Setup Fees ($50 per interconnect) after the Company performs consultative work required in order to establish the electronic trading partnership between the customer and their desired trading partner.

The Company recognizes monthly subscription fees of $25 per month per customer ($45 if the Customer does not pay by credit card) upon the completion of one month of services provided. These fees are non-refundable. The Company recognizes transaction fees (document processing fees) upon completion of the processed transactions; these transactions are billed or charged to a customer's credit card once per month at the end of a monthly period. These fees are non-refundable and are only billed after services are provided.

Time periods of these contracts--web-EDI, GroceryEC.com, and other vortal agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled at any time during the first year with 90-days prior written notice and in subsequent years with 30-days prior written notice.

Periodically customers do cancel the service, usually because they no longer need to process EDI (electronic data interchange) documents electronically. Other customers may have their accounts deactivated for non-payment per the terms of the services agreement. Such sales returns and allowances are minimal.

Revenues from sales of Formula_One and BCLM software products are recognized when the software is shipped to the customer. Recurring license and maintenance fees relating to software products are billed annually and recognized as revenue ratably as earned over the 1-year license period.

The Company is currently focusing on increasing subscription fees relating to its web-EDI services, Electronic Business Transaction Network services (EnterpriseEC), and its alternate channel business.

The Company is continuing its strategy to shift its primary focus from EDI and bar coding software and license fees to Internet-based electronic commerce subscription services.

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the three months and for the nine months ended September 30, 2002 and 2001 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB.
The financial statements are consolidated to include the combined results of Advant-e Corporation and Edict Systems, Inc., the wholly-owned and sole operating subsidiary of Advant-e.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues of $546,410 in the three months ended September 30, 2002 (Q3 2002) exceeded revenues in the three months ended September 30, 2001 (Q3 2001) of $325,132 by $221,278 (68% increase). The increase was due primarily to increased revenues of $234,649 (96% increase) from the sale of internet products and services. This reflects the Company's transformation from primarily a software provider to primarily an Internet-based solution provider.

For the third quarter of 2002, $478,361 (88%) of revenue came from the sale of Internet-based subscription products and services, with the majority of that amount being recurring subscription fees from customers who signed up for our GroceryEC.com services in previous quarters. Of this amount, the Company recognized in Q3 2002, approximately $82,600 for account activation and trading partner set up fees. The balance of $395,761 was earned via monthly account fees and transaction processing services. The total of revenues from Internet products and services amount also included $21,479 in revenues from its Electronic Business Transaction Network (EnterpriseEC(R)).

Operating expenses of $608,586 in Q3 2002 increased by $275,337 from Q3 2001 levels of $333,249. The increase was generally in line with the improvement in revenues from the sale of Internet-based services. Salaries and benefits increased by $121,532 due to additional personnel needed to maintain, support and market our Internet-based subscription services, increased health insurance costs and ratably less developers' salaries capitalized as Software Development Cost. General and administrative expenses increased by $50,435 due primarily to additional costs to market our web-EDI and EnterpriseEC services to prospective customers, for investor relations activities, and for payment of Board of Directors fees. Production expenses increased by $8,323 due primarily to the use of leased computer equipment. Amortization expenses increased by $25,537 because Q3 2002 is the first quarter of amortization of EnterpriseEC software development costs. Interest expense increased by $75,058 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout the third quarter of 2002 but which were not outstanding in the third quarter of 2001, and interest on the 10% Convertible Subordinated Notes issued in July 2002. Interest expense in Q3 2002 included $68,175 in non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes, compared to $13,620 in Q3 2001.

The Company reports a net loss in Q3 2002 of $63,376 compared to a net loss in Q3 2001 of $9,698. The greater loss in Q3 2002 was due to the non-cash interest expense charge of $68,175 in Q3 2002 compared to $13,620 in Q3 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues of $1,441,097 in the nine months ended September 30, 2002 exceeded revenues in the same nine-month period of 2001 of $784,895 (84% increase).
The increase resulted from increased revenues of $699,549 (138% increase) from the sale of Internet-based subscription services, reflecting the Company's continuing shift of its primary focus from EDI and bar coding software and license fees.

For the nine months ended September 30, 2002, $1,205,877 (84%) of revenue came from the sale of Internet-based services. Of this amount, the Company recognized in the nine months ended September 30, 2002, approximately
$187,100 for account activation and trading partner set up fees. The balance of $1,018,777 was earned via monthly account fees and transaction processing services. The total of revenues from Internet-based services amount also included $21,479 in revenues from its Electronic Business Transaction Network (EnterpriseEC(R)).

Operating expenses of $1,578,720 in the nine months ended September 30, 2002 increased by $636,223 over the same period in 2001. Production expenses increased by $72,342 primarily due to the use of leased software and computer equipment. Salaries and benefits increased by $201,074 due to additional personnel needed to maintain, support and market our internet-based subscription services, increased health insurance costs, and ratably less salaries capitalized as Software Development Costs. General and administrative expenses increased by $114,839 due to additional costs to market our web-EDI and EnterpriseEC services to prospective customers. Amortization expense increased by $41,243 due to the amortization of GroceryEC software development costs and amortization of EnterpriseEC software development costs beginning in the third quarter of 2002. Interest expense increased by $210,089 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout the first nine months of 2002 and the 10% Convertible Subordinated Notes that were issued in July 2002. Interest expense in the nine months ended September 30, 2002 included $180,680 non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes, compared to $24,705 in the nine months ended September 30, 2001.

Income tax expense in the first nine months of 2002 of $8,610 resulted from the non-deductibility for income tax purposes of the non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes.

Accordingly, the Company reports a net loss in the first nine months of 2002 of $146,233 compared to the net loss in the first nine months of 2001 of $150,897.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Cost asset at September 30, 2002:


                                         Accumulated
        Product                 Cost     Amortization         Net
        -------                 ----     ------------         ---

Bar Code Label Module
  (BCLM) Software              32,670        32,670             -
Formula_One for Windows
  Software                    128,486       128,486             -
GroceryEC                     428,260       202,461       225,799
EnterpriseEC                  470,661        19,611       451,050
                              -------       -------       -------
Total                       1,060,077       383,228       676,849
Less:  fully amortized
  BCLM and Formula_One
  For Windows software       (161,156)     (161,156)            -
                             ---------     ---------      -------
Per Note 1 to Financial
  Statements                  898,921       222,072       676,849
                             =========     =========      =======


Bar Code Label Module (BCLM) and Formula_One for Windows currently generate a minor amount of positive cash flow, but were the main source of revenue for the Company before 2001. GroceryEC is currently generating positive cash flow and is the largest and primary source of revenue for the Company. Sales of EnterpriseEC totaled $21,479 in the third quarter of 2002. Based on our analysis of the marketplace and our marketing efforts to date, we expect sales of EnterpriseEC to ramp up quickly in 2003 and produce positive cash flow by the end of 2003.

Liquidity and Capital Resources

The Company in July 2002 received $250,000 from the issuance of 10% Convertible Subordinated Notes, due in September 2003, to help finance its continued investment in software development costs--$276,901 in the first nine months of 2002, and its investment in computer equipment--$69,742 in the first nine months of 2002. The Company's cash balance at September 30, 2002 was $242,681.

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

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost, such as certain employee termination benefits, associated with an exit or disposal activity be recognized when the liability is incurred, and that the fair value is the objective for measurement of the liability. SFAS No. 146 address and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company must adopt the provisions of SFAS No. 146 for any exit or disposal activities that are initiated after December 31, 2002. The Company has had no such transactions in the first nine months of 2002 or through the date of the filing of this Form 10-QSB; as a result, SFAS No. 146 has no effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (Issued 10/02)." This statement, except for transactions between two or more mutual enterprises, removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Also, this Statement amends FASB Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are in effect generally on October 1, 2002. The Company has had no such transactions in the first nine months of 2002 or through the filing of this Form 10-QSB; as a result SFAS No. 147 has no effect on the Company's financial position or results of operation.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 9, 2002 the Company authorized the issuance of, and on the same date issued in exchange for cash, $250,000 of 10% Convertible Subordinated Notes that mature on September 27, 2003, and are convertible in the principal amount plus any accrued interest to the Company's common stock at a price of $1.10 per common share. The holders of the notes are each granted a warrant to acquire common shares of the Company, at a price of $1.25 per common share, determined by multiplying the principal amount of each Convertible Subordinated Note by 1.0. Such warrants have an expiration date of September 27, 2005. These notes are subordinate and junior to all principal and interest of all senior indebtedness of the Company for borrowed money outstanding at the date of issuance (July 9, 2002) or later refinanced and all future indebtedness up to an amount not to exceed $200,000, through the notes' maturity dates. The Company's majority shareholder has personally guaranteed all borrowings under this offering. This offering was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

The Company received the total of $250,000 from three individuals (in amounts of $50,000, $25,000, and $50,000 respectively) and three limited partnerships (in the amounts of $50,000, $25,000, and $50,000 respectively). If the six note holders fully convert their notes at maturity, the Company will issue 255,416 shares of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the third quarter of the 2002 fiscal year or through the date of filing this report.

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
2          Plan of acquisition, reorganization, arrangement,      N/A
           liquidation, or succession

3(a)(i)    Amended Certificate of Incorporation                   Previously
                                                                  Filed*

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4(i)       Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4(ii)      15% Convertible Subordinated Note                      Previously
                                                                  Filed***
4(iii)     Convertible Subordinated Note with warrant to
           purchase common shares issued on September             Previously
           27, 2001                                               Filed*****

4(iv)      10% Convertible Subordinated Note                      Filed
                                                                  Herewith

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

11         Statement re: computation of per share earnings        Filed
                                                                  Herewith

15         Letter on unaudited interim financial information      N/A

16         Letter on change in certifying accountant              Filed
                                                                  Herewith
                                                                  ******

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

99         Certifications                                         Filed
                                                                  Herewith


*     Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**    Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** In substantially the form filed with Form 10-QSB for the quarter ended March 31, 2001 filed as of May 9, 2001
**** Filed with Form 10-QSB for the quarter ended June 30, 2001 filed as of August 14, 2001
***** In substantially the form filed with Form 10-QSB for the quarter ended
      September 30, 2001 filed as of November 14, 2001
******Registrant obtained the required letter on change in certifying accountant from Mark Bindiger, Certified Public Accountant, dated August 1, 2000 in anticipation of the need for filing a Form 8-K; however, the filing of Form 8-K was not required and Registrant failed to follow-up by obtaining a re-worded letter from Mark Bindiger and filing it with the September 30, 2000 Form 10-QSB. As a result, the letter is included herein.


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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

December 16, 2002                                  By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

December 16, 2002                                  By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer


EXHIBIT 4(iv) CONVERTIBLE SUBORDINATED NOTE WITH WARRANT TO PURCHASE COMMON SHARES ISSUED ON JULY 9, 2002

                           NOTE PURCHASE AGREEMENT


                                                  _____________________, 2002

Dear Purchasers:

     The undersigned, Advant-e Corporation, a Delaware corporation (the "Company"), hereby agrees with those individuals identified on Schedule 1 (individually, a "Purchaser" and collectively, the "Purchasers"):

     Section 1. Authorization of issue. The Company will authorize the issue of $500,000 in aggregate principal amount of its ten percent Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes shall, with appropriate insertions, be substantially in the form attached as Exhibit A hereto, and shall mature on September 27, 2003 (the "Maturity Date"). Each holder of a Convertible Note will receive a warrant ("Warrant") to purchase shares of the Company's common stock, $.001 par value ("Common Stock") at a share price of $1.25 per share. The number of Common Shares issueable upon exercise of each Warrant will be computed by multiplying the principal amount of each Convertible Note by 1. The Warrants shall, with appropriate insertions, be substantially in the form attached as Exhibit B hereto, and shall have a duration of three (3) years from the date of issuance.

     Section 2.   Issuance of convertible notes and warrants.

            (a) Acquisition of convertible notes and warrants. The Company agrees to sell to the Purchasers and, subject to the terms and conditions herein set forth, each of the Purchasers, severally and not jointly, agrees to purchase from the Company, a Convertible Note in the principal amount and a Warrant for the purchase of shares of Common Stock as set forth on
Schedule 1 attached hereto. The date on which such purchase and delivery is to be made is herein called the "Closing Date." On the Closing Date, the Company will deliver to the Purchasers the Convertible Notes and Warrants against payment of the purchase price therefor by a certified or cashiers check payable to the order of the Company. The purchase price shall be an amount equal to 100 percent of the aggregate principal amount of the Convertible Note to be purchased by each Purchaser on such Closing Date.

            (b) Securities Act. The Company represents and warrants that it has not, either directly or through any agent, offered any of the Convertible Notes, Warrants or substantially similar securities for sale to, or solicited any offers to buy any thereof from, or otherwise approached or negotiated in respect thereof with, any person or persons other than the Purchasers and certain other qualified purchasers.

            (c) Purchase for investment. Each Purchaser acknowledges that the Convertible Notes and Warrants have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or any state securities laws. Each Purchaser represents to the Company and, in issuing the Convertible Notes and Warrants on the Closing Date, it is specifically understood between each Purchaser and the Company, that each Purchaser is acquiring the Convertible Note and Warrant for his own account, for the purpose of investment, and not with a view to the distribution thereof.

            (d) Disclosure of Information. Each Purchaser acknowledges that he has carefully reviewed the Company's Form 10-Sb and the amendments thereto and the Company's Form 10-KSB and Forms 10-QSB (collectively, the "Public Documents").

            (e) Evaluation of Risks. Each Purchaser recognizes and has evaluated, and/or his business, tax, and/or other legal advisors have evaluated and advised him as to, the merits, disadvantages and risks of an investment in the Convertible Note.

            (f) Accredited Investor. Each Purchaser represents to the Company that he is an "accredited investor" as such term is defined under Rule 501 of the Securities Act of 1933, as amended, insofar as he either has a net worth (individually or jointly with his spouse) in excess of $1,000,000 or had an individual income in excess of $200,000 in each of the two most recent years or a joint income with his spouse in excess of $300,000 in each of those years and reasonably expects an individual income in excess of $200,000 or a joint income in excess of $300,000 in the current year.

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

            (c) Agreement with notes held by Barry Kitt. The Maturity Date is the same maturity date as the Convertible Notes (the "Kitt Notes") held by Barry Kitt so that the principal amount of the Kitt Notes and the Convertible Notes is due and payable (together with any accrued but unpaid interest) on September 27, 2003.

            (d) Accuracy of Public Filings and Private Placement Memorandum; No Material Adverse Change. Neither (i) the Public Documents nor
(ii) the Private Placement Memorandum of the Company dated May 13, 2002 offering 943,396 shares of the Company's Common Stock (the "PP<") contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements contained therein, in light of the circumstances under which such statements were made, not misleading. Since December 31, 2001, there has not been any material adverse change in the Company's condition (financial or otherwise), capitalization, properties, employees, assets, business, prospects, operations, or results of operations.

            (e) Issuance of Convertible Notes and Warrants. Upon receipt by the Company of payment for the Convertible Notes and Warrants as provided herein, the Convertible Notes and Warrants will have been duly authorized, executed, and issued and will constitute the Company's valid and legally binding obligations enforceable in accordance with their terms and each Purchaser will be entitled to the benefits provided by this Agreement.

            (f) Authorized and outstanding capital stock. The Company's authorized and outstanding capital stock consists of (i) 20,000,000 shares of common stock, $.001 par value per share, of which 5,613,834 are currently outstanding. All of the Company's outstanding Common Stock has been duly and validly authorized and issued and is fully paid and non-assessable. The shares of Common Stock initially to be reserved for issuance and to be issued upon conversion of the Convertible Notes and exercise of the Warrants pursuant to this Agreement have been duly and validly authorized and are sufficient in number for the conversion of all the Convertible Notes at the conversion price and exercise of the Warrants at the exercise price.

            (g) Securities Exchange Act Registration. The Company's Common Stock has been duly registered with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Said Common Stock is the Company's only "equity security" required to be registered under the Exchange Act.

     Section 4. Interest payments and redemptions. (a) Interest payments on Convertible Notes. The Convertible Notes shall be dated the Closing Date and shall bear interest at the rate of ten percent per annum from the Closing Date. Interest shall be computed on the basis of a 360-day year, 30-day month and shall accrue from the date of issuance.

     Section 5.   Conversion of Convertible Notes.
            (a) Right to convert; conversion price. Subject to and upon compliance with the provisions hereof, the holder of any Convertible Note shall have the right to convert all of any portion of the amount of such Convertible Note and accrued interest into Common Stock of the Company at a price of $1.10 per share, subject to adjustment as hereinafter provided (the "Conversion Price") at the Maturity Date. In order to convert any Convertible Note, the holder thereof shall surrender the Note to the Company at its office in Ohio (or any other office or agency of the Company that it designates by notice in writing to the holders of the Convertible Notes), accompanied by a written statement designating the principal amount and accrued interest of such Convertible Note to be so converted.

            (b) Issue of Common Stock; continuing obligation. Within five business days after the receipt of the written statement referred to in subsection (a) and surrender of such Convertible Note as aforesaid, the Company shall issue and deliver to the holder thereof, registered in the holder's name, a certificate or certificates for the number of full shares of Common Stock issuable upon the conversion of the designated portion of such Convertible Note bearing the restrictive legend set forth below. To the extent permitted by law, such conversion shall be deemed to have been effected and the number of shares of Common Stock issuable in connection with such conversion shall be determined as of the close of business on the date on which such written statement shall have been r3eceived by the company and such Convertible Note shall have been surrendered as aforesaid, and at such time the rights of the holder of the portion of such Convertible Note to be converted shall cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares of Common Stock represented thereby.

            (c) Anti-dilution provisions. The Conversion Price shall be subject to adjustment from time to time only as follows:

                  (1) If shares of Common Stock are issued as a dividend or other distribution on any class of stock of the Company, the Conversion Price which would otherwise be in effect at the opening of business on the day following the date fixed for determination of stockholders entitled to receive such dividend or other distribution shall be reduced by multiplying such Conversion Price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total numbers shares constituting such dividend or other distribution, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination.

                  (2) If the Company, at any time prior to the conversion of the Convertible Notes, sells or issues Common Stock (or any evidence of indebtedness, shares of stock or other securities that are convertible into or exchangeable for Common Stock) to any party, other than pursuant to a stock-option or other employee benefit plan, for a per-share purchase price (or, if applicable, per-share exercise or conversion price) less than the then-effective Conversion Price, the Conversion Price shall be adjusted to equal such lesser amount.

                  (3) If the Common Stock is subdivided into a greater or combined into a lesser number of shares of Common Stock, the Conversion Price in effect immediately prior thereto, or immediately prior to the record date for such subdivision or combination if a record date is fixed, shall be proportionately adjusted so that it will bear the same relation to the Conversion Price in effect immediately prior to such subdivision or combination, or such record date, as the total number of shares of Common Stock outstanding immediately prior to such subdivision or combination, or such record date, shall bear to the total number of shares of Common Stock outstanding immediately after such subdivision or combination or such record date.

                  (4) The certificate of any firm of independent public accountants of recognized standing selected by the Company's Board of Directors shall be conclusive evidence of the correctness of any computation made under this Section.

            (d) Fractional Shares. Anything contained herein to the contrary notwithstanding, the Company shall not be required to issue any fraction of a share in connection with the conversion of Convertible Notes, but the company shall pay a sum in cash equal to such fraction.

            (e) Shares issuable upon conversion. The Company covenants and agrees that all shares of Common Stock which are issued upon the conversion of all outstanding Convertible Notes will, upon issuance, be duly and validly issued and fully paid and non-assessable and free from all taxes, liens, and charges with respect to the issue thereof. The Company further covenants and agrees that it will at all times have authorized, and reserved and kept available solely for the purpose of issue upon the conversion of Convertible Notes as herein provided, a sufficient number of shares of its Common Stock as are then issuable upon the conversion of all outstanding Convertible Notes.

            (f) Legend; restrictions on conversion and transfer. Each Convertible Note issued pursuant to this Agreement shall be stamped or otherwise imprinted with a legend in substantially the following form:

            "This Note, and any shares or other securities acquired upon the conversion of this Note may not be transferred except upon the conditions specified in the Note Purchase Agreement, dated as of July 9, 2002, providing for the sale of ten percent Convertible Subordinated Notes, due September 27, 2003, of Advant-e Corporation, a complete and correct conformed copy of which will be furnished to the holder of such securities upon written request and without charge. This Note, and any shares or other securities acquired upon the conversion of this Note have not been registered under the Securities Act of 1933 or applicable state securities laws and may be offered and sold only if registered pursuant to the provisions of that Act or if an exemption from registration is available."

            Each stock certificate issued upon the conversion of any Convertible Note (except as permitted by this Section 6 shall be stamped or imprinted with a legend in substantially the following form:

            "These securities may not be transferred except upon the conditions specified in the note Purchase Agreement, dated as of July 9, 2002, providing for the sale of ten percent Convertible Subordinated Notes, due September 27, 2003, of Advant-e Corporation, a complete and correct conformed copy of which will be furnished to the holder of such securities upon written request and without charge. These securities have not been registered under the Securities Act of 1933 or applicable state securities laws and may be offered and sold only if registered pursuant to the provisions of that Act or if an exemption from registration is available."

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

            (h) Required registration. The Company agrees to register the Conversion Stock in accordance with Section 5(j)(1) by no later than June 30, 2003.

            (i) "Piggyback" registrations. If the Company at any time proposes to register any of its Common Stock under the Securities Act on any form upon which may be registered securities similar to the Conversion Stock, it will at each such time give written notice to all holders of outstanding Convertible Notes and/or Conversion Stock of its intention so to do. Upon the written request to the Company by any holder or holders of outstanding Convertible Notes and/or Conversion Stock, given within 30 days after receipt of any such notice, the Company will use its best efforts to cause the Conversion Stock which the Company has been requested to register by the holders to be registered under the Securities Act, all to the extent requisite to permit the sale or other disposition by such holders of the Conversion Stock so registered. Notwithstanding the preceding sentence, if the registration is in connection with an underwritten public offering and the managing underwriter determines that inclusion of the Conversion Stock in the registration is not advisable, the Company shall not be obligated to include such shares; provided, however, that to the extent that the managing underwriter determines that some previously issued shares of common stock of the Company may be included in the registration, the Purchasers will have priority over any other shareholder with respect to including the Conversion Stock in the registration.

            (j)   Company's obligations in registration.  If and whenever
Section 5(h) or Section 5(i) requires the Company to use its best efforts to effect the registration of any Conversion Stock under the Securities Act, the Company will, as expeditiously as possible:

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

            (k) Payment of registration expenses. The cost and expenses of all registrations and qualifications under the Securities Act or otherwise (excluding underwriting discounts and commissions) shall be paid by the Company (including without limitation all registration and filing fees, printing expenses, securities indemnity insurance premiums, fees and disbursements of counsel for the Company and for the selling shareholders and expenses of any special audits incident to or required by any such registration.

            (l) Information to be furnished. Notices and requests delivered pursuant to this Section 5 shall contain such information regarding the Conversion Stock and the intended method of disposition thereof as shall reasonably be required from holders of Conversion Stock in connection with the action to be taken.

     Section 6. Subordination. Anything in this Agreement or the Convertible Notes to the contrary notwithstanding, the indebtedness evidenced by the Convertible Notes, principal and interest, shall be subordinate and junior to all principal and interest of all senior indebtedness of the Company for borrowed money outstanding at the date of this Agreement or later refinanced and all future indebtedness up to an amount not to exceed $200,000 ("Senior Debt"). Upon maturity of any Senior Debt by lapse of time, acceleration or otherwise, then all principal of, premium, if any, and interest on, all such matured Senior Debt shall first be paid in full before any payment on account of principal or interest is made upon the Convertible Notes. In the event of any insolvency, bankruptcy, liquidation, reorganization or other similar proceedings, or any receivership proceedings in connection therewith, relative to the Company or its creditors or its property, and in the event of any proceedings for voluntary liquidation, dissolution, or other winding up of the Company, whether or not involving insolvency or bankruptcy proceedings, then all principal, premium, if any, and interest due on Senior Debt shall first be paid in full, or such payment shall have been provided for, before any payment on account of principal or interest is made upon the Convertible Notes. The indebtedness evidenced by the Convertible Notes shall be senior to all future indebtedness of the Company in excess of $200,000 and, as such, shall receive the benefits and preferences described above with respect to such future indebtedness.

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

     Section 9. Method of payment of principal, premium and interest. Notwithstanding any contrary provision in the Convertible Notes or in this Agreement, the Company will promptly and punctually pay to each Purchaser or his nominee at the address set forth by such Purchaser on Schedule 1, or any other address such Purchaser may designate to the Company in writing, all amounts payable in respect of the principal of or premium or interest on any of the Convertible Notes, so long as it is held by such Purchaser or by such nominee, without any presentment thereof.

     Section 10. Survival of covenants, agreements, representations and warranties; successors and assigns. All covenants, agreements, representations, and warranties made herein and in certificates delivered pursuant hereto shall survive the execution and delivery of the Convertible Notes and Warrants, and shall continue in full force and effect as long as any of the Convertible Notes, Conversion Stock, Warrants or Warrant Stock are outstanding and unpaid.

     Section 11. Entire agreement; no oral change. This Agreement embodies the entire agreement and understanding between the Company and the Purchasers relating to the subject matter hereof, and supersedes all prior agreements and understandings relating to such subject matter. This Agreement may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, or discharge is sought.

     Section 12. Notices, etc. All notices, requests, consents, and other communications hereunder shall be in writing and shall be delivered, or mailed by registered mail, postage prepaid, addressed: (a) if to the Purchasers, to the address of each Purchaser listed on Schedule 1, or (b) if to any other holder of the Convertible Notes or Warrants to such address or such holder as may appear on, or in the registration of, such Convertible Notes or Warrants, or to any other address such holder has furnished to the Company in writing, or
(c) if to the Company, to its address set forth below or to any other address the Company has furnished to the Purchasers in writing.

     Section 13. Payment of Attorneys' Fees. The Company hereby agrees to pay all attorneys' fees accrued by the Purchasers in connection with his review and purchase of the Convertible Notes and Warrants in an amount not to exceed $7,500.

     Section 14. Law governing. This Agreement and the Convertible Notes shall be construed in accordance with and governed by the laws of the State of Ohio.

     Upon the execution by each Purchaser on an enclosed counterpart of this Agreement and returning such counterpart to the Company, this Agreement shall become a binding agreement between such Purchaser and the Company.

                                                 Very truly yours,
                                                 Advant-e Corporation

                                                 By ___________________________
                                                         President
                                                 1619 Mardon Drive
                                                 Dayton, Ohio 45432

Purchasers:

By _____________________________

By _____________________________

By _____________________________

By _____________________________

By _____________________________

By _____________________________


                                   Exhibit A

                        CONVERTIBLE SUBORDINATED NOTE

                                                                   Dayton, Ohio
                                                             Date: July 9, 2002

$_____________

     FOR VALUE RECEIVED, the undersigned Advant-e Corporation (the "Company"), a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to the order of _______________________________ (the "Lender") the principal amount of $_____________ as hereinafter provided, together with interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal amount hereof at the rate of ten percent per annum from the date hereof to maturity, whether by acceleration or otherwise, payable at the Maturity Date.

     The principal of this Note shall be due and payable on September 27, 2003 (the "Maturity Date"). All payments of principal and interest are to be made in lawful money of the United States of America at 300 Crescent Court, Suite 1100, Dallas, Texas 75201, Attention: Robert H. Alpert, or other designated location.

     This Note is one of the Company's ten percent Convertible Subordinated Notes, limited in aggregate original principal amount of $500,000, issued pursuant to a Note Purchase Agreement dated as of July 9, 2002 (the "Agreement"), entered into by the Company and Borrower, and is entitled to the benefits, and subject tot the provisions, of the Agreement.

     This Note is subordinated to certain other indebtedness of the Company to the extent and with the effect provided in the Agreement.

     This Note is convertible at the Maturity Date, into common stock of the Company in the manner, and upon the terms and conditions, provided in the Agreement.

                                             Advant-e Corporation


                                             By ___________________________
                                                    President


                                             By ___________________________
                                                    Secretary


                                   Exhibit B

This Warrant and the Common Stock Issuable upon exercise hereof have not been registered or qualified for sale under the Securities Act of 1933, as amended, or any State securities law and may not be sold or transferred in the absence of such registration or an exemption therefrom under said Act of any such State laws which may be applicable.

                              WARRANT CERTIFICATE

         THIS IS TO CERTIFY that, for value received and subject to the provisions hereinafter set forth, _____________________ ("Holder") is entitled to purchase from ADVANT-E CORPORATION, a Delaware corporation (the "Company"), at any time on or after the date of issuance of this Warrant tot and including 12:00 P.M. Dayton, Ohio time on September 27, 2005 (the "Expiration Date"), ______________shares of common stock, $.001 par value ("Common Stock") of the Company on a fully diluted basis (the "Warrant Shares"), subject to the provisions and adjustments and on the terms and conditions hereinafter set forth, at a price of $1.25 per Warrant Share ("Warrant Price"), on delivery of this Warrant to the Company with the exercise from set forth as Exhibit A duly executed and payment of the Warrant Price for the shares purchased. The date of this issuance of this Warrant is ______________.

     SECTION 1. EXERCISE OF WARRANT. Subject to the conditions hereinafter set forth, this Warrant may be exercised in whole or in part, for an aggregate of ____________ shares of Common Stock of the Company, only on or after June 30, 2002 and prior to the Expiration Date by the holder hereof, by the surrender of this Warrant at the principal office of the Company and payment to the Company of the Warrant Price for the shares so purchased. This Warrant and all rights and options hereunder shall expire on the Expiration Date.

     SECTION 2. RESERVATION OF COMMON STOCK. The Company covenants and agrees that at all times prior to the Expiration Date it will have authorized, and in reserve, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

     SECTION 3.  PROTECTION AGAINST DILUTION.

     (a) Adjustment for Stock Splits and Combinations. If the Company at any time or from time to time hereafter effects a split or subdivision of the outstanding shares of Common Stock of the Company, the number of Warrant Shares issuable upon the exercise of this Warrant shall be proportionately increased. If the Company combines the outstanding shares of Common Stock, the number of Warrant Shares issuable upon the exercise of this Warrant shall be proportionately reduced. In any such event, the Warrant Price shall remain unchanged. Any adjustment under this subparagraph (a) shall become effective at the close of business on the date the split, subdivision or combination, as applicable, becomes effective.

     (b) Adjustment for Certain Dividends and Distributions. If the Company at any time or from time to time hereafter makes, or fixes a record date for, the determination of holders of the Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock the, and in each such event, the number of Warrant Shares issuable upon exercise of this Warrant shall be proportionately increased effective at the close of business on the date the dividend or distribution is paid or made.

     (c) Adjustment for Subsequent Sales or Issuances of Common Stock. If the Company, at any time prior to the exercise of the Warrant, sells or issues Common Stock (or any evidence of indebtedness, shares of stock or other securities that are convertible into or exchangeable for Common Stock) to any party, other than pursuant to a stock-option or other employee benefit plan, for a per-share purchase price (or, if applicable, per-share exercise or conversion price) less than the then-effective Warrant Price, the Warrant Price shall be adjusted to equal such lesser amount.

     (d) Reorganization. Mergers. Consolidations or Sales of Assets. If at any time or from time to time hereafter there is a capital reorganization of the common Stock or a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company's properties and assets to any other person, then, as a part of such reorganization, merger, consolidation or sale, provision shall be made so that Holder shall thereafter be entitled to receive, upon the exercise of this Warrant, the number of shares of stock or other securities or property of the Company, or of the successor corporation resulting from such merger, consolidation or sale, to which a holder of Warrant Shares deliverable upon exercise hereof would have been entitled on such capital reorganization, merger, consolidation or sale.

     (e) Calculation of Number of Shares. The certificate of any firm of independent public accountants of recognized standing selected by the Company's Board of Directors shall be conclusive evidence of the correctness of any computation made under this Section.

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

     SECTION 7.  WARRANT AND SHARE TRANSFER; LEGENDS.

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

              The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, or any State securities laws and may not be sold or transferred in the absence of such registration or an exemption therefrom under said Act and any such State laws which may be applicable and are transferable only upon the conditions specified in the Warrant pursuant to which such shares were issued.

     (d) In the event that a registration statement covering this Warrant or the Warrant Shares shall become effective under the Securities Act and under any applicable State securities laws or in the event that the Company shall receive an opinion of its counsel (obtained at Company's expense) that, in the opinion of such counsel, such legend is not, or is no longer, necessary, the Company shall, or shall instruct its transfer agents and registrars to, remove such legend from this Warrant Certificate or the certificates evidencing the Warrant Shares or issue new certificates without such legend in lieu thereof.

     SECTION 8.  REGISTRATION RIGHTS.

     (a) Registration of Warrant and Warrant Shares Required. The Company agrees to register this Warrant and the underlying Warrant Shares in accordance with Section 8(c)(i) by no later than June 30, 2003.

     (b )   Piggyback Registration Rights.  If (but without any obligation to do so) the Company proposes to register any of its stock or other securities under the Securities Act of 1933, as amended, on any form upon which may be registered securities similar to the Warrants and the Warrant Shares, the Company shall, at such time, promptly give all h9olders of outstanding Warrants and Warrant Shares written notice of its intention to file such registration statement. Upon the written request of Holder, given within 30 days after receipt of such notice, the Company will use its best efforts to cause this Warrant and the underlying Warrant Shares to be registered under the Securities Act of 1933, as amended. Notwithstanding the preceding sentence, however, if the registration is in connection with an underwritten public offering and the managing underwriter determines that inclusion of the Warrants or Warrant Shares in the registration is not advisable, the Company shall not be obligated to include such shares; provided, however, that to the extent that the managing underwriter determines that some previously issued shares of common stock of the Company may be included in the registration, the Warrant Shares will have priority over any other issued and outstanding shares of Common Stock with respect to being included in the registration.

     (c) Company's Obligations in Registration. If and whenever Section 8(a) or Section 8(b) requires the Company to use its best efforts to effect the registration of any Warrant or Warrant Share under the Securities Act, the Company will, as expeditiously as possible:

           (i) prepare and file with the Securities and Exchange Commission, or any other Federal Agency then administering the Securities Act (the "Commission"), a registration statement with respect to such Warrant or Warrant Share and cause such registration statement to become and remain effective;

           (ii) prepare and file with the Commission all amendments and supplements to such registration statement and the prospectus used in connection therewith that are necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all Warrants and Warrant Shares covered by such registration statement whenever the holders for whom such Warrants and Warrant Shares are registered or are to be registered desire to dispose of the same;

           (iii) furnish to the holders of outstanding Warrants and Warrant Shares so registered or to be registered such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and all other documents as such holders reasonably request in order to facilitate the disposition of such Warrants and Warrant Shares; and

           (iv) register or qualify the Warrants and Warrant Shares covered by such registration statement under such other securities or blue sky laws of such jurisdiction as the holders of the Warrants and Warrant Shares so registered or to be registered reasonably request, and do any and all other acts and things which may be necessary or advisable to enable such holders to consummate the disposition in such jurisdictions of such Warrants and Warrant Shares' provided, however, that the Company shall not be obligated by reason thereof, to qualify as a foreign corporation or file any general consent to service of process under the laws of any such jurisdiction or subject itself to taxation as doing business in any such jurisdiction.

     (d) Payment of Registration Expenses. The cost and expenses of all registrations and qualifications under the Securities Act or otherwise (excluding underwriting discounts and commissions) shall be paid by the Company (including without limitation all registration and filing fees, printing expenses, securities indemnity insurance premiums, fees and disbursements of counsel for the Company and the holder and expenses of any special audits incident to or required by any such registration).

     (e) Information to be Furnished. Notices and requests delivered pursuant to this Section 8 shall contain such information regarding the Warrants and Warrant Shares and the intended method of disposition thereof as shall reasonably be required from holders of Warrants and Warrant Shares in connection with the action to be taken.

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

     (b) The descriptive headings of the various sections of this Warrant are for convenience only and shall not affect the meaning or construction of the provisions hereof.

     (c) The Company shall pay all attorneys' fees and expenses incurred by Holder in reviewing, purchasing and exercising this Warrant in an amount not to exceed $7,500.

     (d) This Warrant shall be governed by and construed in accordance with Ohio law.

     (e) This Warrant may be amended only by a writing signed by the parties hereto or their permitted successors or assigns, and any such amendment shall be binding upon each such future successor and assigns.

     (f) This Warrant is issued in conjunction with the Note Purchase Agreement, dated as of _______________ between the Company and Holder. Reference is made to the Agreement for certain provisions applicable to the terms thereof to this Warrant.

     IN WITNESS WHEREOF, ADVANT-E CORPORATION has caused this Warrant to be signed by its President, and this Warrant to be dated ______________.


                                   By: ________________________________________
                                          President


                                  EXHIBIT A
                            to Warrant Certificate

                        NOTICE OF ELECTION TO EXERCISE


TO: _____________________________


     The undersigned holder of a Warrant to Purchase (the "Warrant") of Advant-e Corporation, a Delaware corporation (the "Company"), hereby irrevocably exercises its right to purchase the number of shares of Common Stock of the Company listed below in accordance with the terms of the Warrant, and directs that the shares issuable and deliverable upon exercise, be issued In the name of and delivered to the undersigned, unless a different name has been indicated below. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto.


Dated: _________________________

Number of Shares of Common Stock to be Purchased: ___________________

Holder

By: ___________________________________

Printed: ______________________________

Title: ________________________________


EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the three months ended September 30, 2002 and 2001 and the nine Months ended September 30, 2002 and 2001 included in Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                         # shares               # shares
--------------------                 -----------------------  -----------------
                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                         2002      2001       2002        2001
                                         ----      ----       ----        ----
Basic:

Outstanding at beginning
of period                           5,661,002   5,661,002  5,661,002  5,613,834
June 12, 2001 Issuance of
  23,584 shares                                         -                 9,589
June 29, 2001 Issuance of
  23,584 common shares                                  -                 8,121
                                    ---------   ---------  ---------  ---------
                                    5,661,002   5,661,002  5,661,002  5,631,544
Diluted:

March 14, 2001 issuance of 15%
$50,000 Convertible Subordinated
Note, convertible at $1.06 per
Share (conversion is anti-dilutive)                     -                     -

June 26, 2001 issuance of 15%
$25,000 Convertible Subordinated
Note, convertible at $1.06 per
Share (conversion is anti-dilutive)                     -                     -

June 26, 2001 issuance of warrants
To purchase 20,000 common shares,
excluded because the exercise price
exceeds the average market price            -           -          -          -

September 27, 2001 Issuance of 15%
$250,000 Convertible Subordinated
Note, convertible on September 27,
2003 at $1.06 per share (conversion
is anti-dilutive)                                       -                     -

July 9, 2002, Issuance of 10%
$250,000 Convertible Subordinated
Notes, convertible on September 27,
2003 at $1.10 per share (conversion
is anti-dilutive)


Warrants attached to the 15%
Convertible Subordinated Notes
(effect is anti-dilutive)                   -           -          -          -

Warrants attached to the 10%
Convertible Subordinated Notes
(effect is anti-dilutive)                   -           -          -          -

                                    ---------   ---------  ---------  ---------
                                    5,661,002   5,661,002  5,661,002  5,631,544
                                    =========   =========  =========  =========


Warrants issued in connection with the 15% Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in both the three months and the nine months ended September 30, 2002. The warrants expire on several dates in 2005.

Warrants issued in connection with the 10% Convertible Subordinated Notes to purchase 250,000 shares of the Company's common stock at $1.25 per share were outstanding from July 9, 2002 to September 30, 2002. The warrants expire on September 27, 2005.

The warrants attached to both the 15% Convertible Subordinated Notes and the 10% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the nine months ended September 30, 2002.

The conversion features of both the 15% Convertible Subordinated Notes and the 10% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the nine months ended September 30, 2002.

If the 15% and the 10% notes are converted at maturity there would be 909,937 additional outstanding common shares at September 30 2002, 884,979 additional weighted average common shares for the three months ended September 30, 2002, and 732,517 additional weighted average common shares for the nine months ended September 30, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during both the three months and the nine months ended September 30, 2002 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

EXHIBIT 16 - LETTER ON CHANGE IN CERTIFYING ACCOUNTANT


November 4, 2002


Securities and Exchange Commission
Washington, D.C. 20549

I concur with the statement of Advant-e Corporation, fka Twilight Productions, Ltd. (the "Company"), regarding the change of independent auditors as disclosed in Item 5 of the Company's Form 10-QSB filed as of November 15, 2000.


/s/ Mark Bindiger
-----------------
Mark Bindiger
Certified Public Accountant


EXHIBIT 99 - CERTIFICATIONS

I, Jason K. Wadzinski, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Advant-e
       Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

       (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the Registrant's disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002                                    By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


I, James E. Lesch, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Advant-e
       Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

       (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the Registrant's disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002                                    By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB for the period ending September 30, 2002, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 16, 2002                                    By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer

December 16, 2002                                    By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting