Form 10QSB/A
period 2000-09-30
ADVANT E CORP
filed 2003-01-13
CIK 925043

SECURITIES AND EXCHANGE COMMISSION
                   Washington D. C. 20549

                   ----------------------

                       FORM 10-QSB/A-1

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

The above address is new and the Commission File Number has been inserted since the September 30, 2000 Form 10-QSB was filed on November 15, 2000.

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

    --------------------------------------------------------------------
     THIS AMENDMENT IS FILED TO RESTATE PART I. FINANCIAL INFORMATION
    --------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTATEMENT--As a result of a review by the Securities and Exchange Commission the financial statements, where indicated, included in this form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc. See note 2 to the financial statements for additional explanation and the effects of these restatements.

ADVANT-E CORPORATION (FORMERLY TWILIGHT PRODUCTIONS, LTD.) AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September December
                                                     30,       31,
                                                    2000      1999
                   A S S E T S                  (Unaudited)
                                                 ---------
                                                  RESTATED   RESTATED
                                                  --------   --------
CURRENT ASSETS
  Cash and cash equivalents                        116,842    233,086
  Accounts receivable, net                         123,816    122,169
  Deferred income taxes                             75,798          -
  Prepaid expenses                                   7,353     12,017
                                                   -------    -------
      Total current assets                         323,809    367,272
                                                   -------    -------
SOFTWARE DEVELOPMENT COSTS, net                    223,962    204,542
PROPERTY AND EQUIPMENT, net                         47,064     49,513
                                                   -------    -------
      Total assets                                 594,835    621,327
                                                   =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank notes payable                               118,140    115,894
  Accounts payable                                  44,417     63,417
  Accrued expenses                                  40,906     19,108
  Deferred income taxes                                  -        905
  Deferred revenue                                 204,930    168,724
                                                   -------    -------
      Total current liabilities                    408,393    368,048
                                                   -------    -------
SHAREHOLDERS' EQUITY
  Common stock                                       5,566      4,978
  Paid-in capital                                1,275,091    890,880
  Stock subscriptions receivable                  (100,176)         -
  Retained earnings (deficit)                     (994,039)  (642,579)
                                                  --------    -------
   Total shareholders' equity                      186,442    253,279
                                                   -------    -------
   Total liabilities and shareholders' equity      594,835    621,327
                                                   =======    =======

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
ADVANT-E CORPORATION (FORMERLY TWILIGHT PRODUCTIONS, LTD.)
AND SUBSIDIARY

                                   Three Months Ended   Nine Months Ended
                                     September, 30        September, 30
                                     2000      1999      2000      1999
                                     ----      ----      ----      ----
                                  RESTATED   RESTATED  RESTATED  RESTATED
                                  --------   --------  --------  --------
REVENUES
  Product sales,license fees,      224,711    299,656   588,890   656,380
    and Transaction fees
  Other income                         754      4,317     9,176    18,116
                                   -------    -------   -------   -------
     Total revenues                225,465    303,973   598,066   674,496
                                   -------    -------   -------   -------
OPERATING EXPENSES
  Cost of sales                      1,826      7,730    16,228    16,579
  Salaries and benefits            140,256    150,237   567,054   413,856
  General and administrative        67,971     86,209   226,664   224,847
  Compensation for post-merger
    professional services in
    exchange for stock                   -          -    84,800         -
  Depreciation                      10,824      5,006    21,878    15,019
  Amortization                      33,295     16,152    75,701    43,011
  Bad debt expense (recovery)      (10,000)        --    25,000     5,000
  Interest                           4,984      2,540    16,857     4,832
                                   -------    -------   -------   -------
     Total operating expenses      249,156    267,874 1,034,182   723,144
                                   -------    ------- ---------   -------
INCOME (LOSS) BEFORE TAXES         (23,691)    36,099  (436,116)  (48,648)

INCOME TAXES PROVISION (BENEFIT)         -     12,810   (84,656)    6,698
                                   -------    -------   -------    ------

NET INCOME (LOSS)                  (23,691)    23,289  (351,460)  (55,346)

RETAINED EARNINGS (DEFICIT),
BEGINNING OF PERIOD, as
  originally reported             (885,548)  (286,438) (642,579) (207,803)
Issuance of shares of common stock
  for post-merger professional
  services                         (84,800)         -         -         -
                                  -------     -------   -------   -------
RETAINED EARNINGS DEFICIT,
  Beginning of period, (as
  restated  as of July 1, 2000)   (970,348)  (286,438) (642,579) (207,803)
                                  -------     -------   -------   -------
RETAINED EARNINGS DEFICIT,
  End of period, (as restated as
  of September 30, 2000)          (994,039)  (263,149) (994,039) (263,149)
                                  =======     =======   =======   =======
EARNINGS (LOSS) PER SHARE
  Basic                              (0.00)      0.00     (0.07)    (0.01)
                                      ====       ====      ====      ====
  Diluted                            (0.00)      0.00     (0.07)    (0.01)
                                      ====       ====      ====      ====
AVERAGE SHARES OUTSTANDING
  Basic                          5,474,136  4,978,173  5,262,949 4,978,173
                                 =========  =========  ========= =========
  Diluted                        5,474,136  4,978,173  5,262,949 4,978,173
                                 =========  =========  ========= =========

The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ADVANT-E CORPORATION (FORMERLY TWILIGHT PRODUCTIONS, LTD.)
AND SUBSIDIARY

                                                   Nine Months Ended
                                                     September 30,
                                                    2000      1999
                                                    ----      ----
                                                  RESTATED
                                                  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (351,460)  (55,346)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
      Depreciation                                  21,878    15,019
      Amortization                                  75,701    43,011
      Deferred income tax (benefit) provision      (76,703)    6,698
      Compensation for post-merger services in
        exchange for stock                          84,800         -
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                           (1,647)   14,007
      Refundable income tax                              -    20,472
      Film costs                                         -    (8,731)
      Other assets                                   4,664    (7,304)
      Accounts payable                             (19,000)  (20,869)
      Accrued expenses                              21,798    20,834
      Deferred revenue                              36,206   (11,794)
                                                   -------    ------
Net cash (used in) provided by                    (203,763)   15,997
  operating activities                             -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (19,429)  (37,396)
  Software costs capitalized                       (95,121)  (70,567)
                                                   -------   -------
Net cash used in investing activities             (114,550) (107,963)
                                                   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line of credit and other
     note payable                                   67,358    50,755
  Payments on bank line of credit                  (65,112)  (22,321)
  Proceeds from sale of common stock               199,823         -
                                                   -------    ------
  Net cash provided by financing
     activities                                    202,069    28,434
                                                   -------    ------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (116,244)  (63,532)

  Cash and cash equivalents, beginning of period   233,086   378,196
                                                   -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD           116,842   314,664
                                                   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     16,857     4,832
  Income tax (refunds)                              (7,953)        -
  Non-cash transactions
    Fair value of 400,000 common shares issued in
      exchange for professional services, valued
      at $1.06 per share:
        Merger related services                    339,200         -
        Post-merger services                        84,800         -

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

A summary of the effect of the restatement follows:

                                         As Previously
  At September 30, 2000                    Reported             As Restated
  ---------------------                  -------------          -----------
Common Stock                                  5,566                  5,566
Paid-in capital                           1,190,291              1,275,091
Stock subscriptions receivable             (100,176)              (100,176)
Retained earnings deficit                  (909,239)              (994,039)
                                            -------                -------
Stockholders' equity                        186,442                186,442
                                           ========                =======

                                         As Previously
  At December 31, 1999                     Reported             As Restated
  --------------------                   -------------          -----------
Common Stock                                  5,378                  4,978
Paid-in capital                             890,480                890,880
Retained earnings deficit                  (642,579)              (642,579)
                                            -------                -------
Stockholders' equity                        253,279                253,279
                                           ========                =======

   For the three months ended            As Previously
   September 30, 2000                      Reported             As Restated
   --------------------------            -------------          -----------
Average shares outstanding-diluted        5,661,173              5,474,136
Retained earnings deficit at
  July 1, 2000                             (885,548)              (970,348)

   For the nine months ended             As Previously
   September 30, 2000                      Reported             As Restated
   -------------------------             -------------          -----------
Compensation for post-merger professional
  services in exchange for stock                   -                84,800
Total operating expenses                     949,382             1,034,182
Loss before taxes                          (351,316)              (436,116)
Net loss                                   (266,660)              (351,460)
Loss per share--basic                         (0.05)                 (0.07)
Loss per share--diluted                       (0.05)                 (0.06)
Average shares outstanding--basic          5,410,400             5,262,949
Average shares outstanding-diluted         5,661,173             5,262,949

   For the three months ended            As Previously
   September 30, 1999                      Reported             As Restated
   --------------------------            -------------          -----------
Average shares outstanding--basic          5,378,173             4,978,173
Average shares outstanding--diluted        5,661,173             4,978,173

   For the nine months ended             As Previously
   September 30, 1999                      Reported             As Restated
   --------------------------            -------------          -----------
Average shares outstanding--basic          5,378,173             4,978,173
Average shares outstanding--diluted        5,661,173             4,978,173

NOTE 3 - BUSINESS COMBINATION

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

As part of the merger, Advant-e entered into an agreement with HFG, a financial services provider, whereby HFG agreed to provide services to Advant-e in support of the Merger and post-merger services relating to public relations, investor relations, and assisting with regulatory filing requirements. HFG was compensated for these services by the issuance of 400,000 shares of Advant-e's common stock. The Company determined that the fair value of the shares was $424,000 based on the last closing price of the Company's common stock of $1.06 per share prior to the merger. Of that amount, $339,200 related to the Company's merger thereby having no effect on reported earnings or retained earnings. The remainder of the amount, $84,800, was for post-merger services and was charged against earnings in the second quarter of 2000 as Compensation for post-merger professional services in exchange for stock.

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

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                               Three months ended
                                                    March 31,
                            1999       1998          2000
                            ----       ----          ----
                                                 (Unaudited)
                                                  ---------
Net
sales

Edict                    815,197    675,056       199,043
Advant-e                       -          -             -
                         -------    -------       -------
                         815,197    675,056       199,043
                         =======    =======       =======
Net income (loss)

Edict                    (46,692)     1,422       (81,503)
Advant-e                (388,084)   (96,912)      (13,515)
                         -------     ------        ------
                        (434,776)   (95,490)      (95,018)
                         =======     ======        ======

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - BANK NOTES PAYABLE AND OTHER NOTE PAYABLE

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

NOTE 7 - PROFIT SHARING PLAN

In 1997 the Company established a profit sharing and 401(k) plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in 2000 and 1999.

NOTE 8 - INCOME TAX PROVISION (BENEFIT)

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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT--As a result of a review by the Securities and Exchange Commission, the financial statements included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc.

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

Through the date of the filing of this report, the Company has issued 188,495 shares of its common stock pursuant to this agreement (141,195 to HFG or designees and 47,000 to Beroff or designees) for a total of $199,823 ($150,000 from HFG or designees and $49,823 from Beroff or designees).

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

ITEM 6.  INDEX TO EXHIBITS

Exhibit                                                              Method
Number                           Description                        of Filing
--------                         -----------                        ---------
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

4           Instruments defining the rights of security             Previously
            holders including indentures                            Filed*

10          Material contracts                                      Previously
                                                                    Filed**

11          Statement re: computation of per share earnings         N/A

15          Letter on unaudited interim financial information       N/A

16          Letter on change in certifying accountant               Previously
                                                                    filed***

18          Letter on change in accounting principles               N/A

19          Report furnished to security holders                    N/A

22          Published report regarding matters submitted            N/A
            to vote

23          Consent of experts and counsel                          N/A

24          Power of attorney                                       N/A

99          Certifications                                          Filed
                                                                    Herewith

*   Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**  Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** Filed with Form 10-QSB for the quarterly period ended September 30, 2002 as of December 16, 2002

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

                                                    Advant-e Corporation
                                                    --------------------
                                                        (Registrant)


January 13, 2003                                    By:  /s/ Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


January 13, 2003                                    By:  /s/     John F. Sheffs
                                                       ------------------------
                                                                 John F. Sheffs
                                                                      Treasurer



EXHIBIT 99 - CERTIFICATIONS

I, Jason K. Wadzinski, certify that:

1. I have reviewed this quarterly report, as amended, on Form 10-QSB of Advant-e Corporation;

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

January 13, 2003                                     By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


I, James E. Lesch, certify that:

1. I have reviewed this quarterly report, as amended, on Form 10-QSB of Advant-e Corporation;

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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, as amended, for the period ending September 30, 2000, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


January 13, 2003                                     By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting