Form 10KSB/A
period 2000-12-31
ADVANT E CORP
filed 2003-01-13
CIK 925043

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                 FORM 10-KSB/A-1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                          Commission file number: 0-30983

                               ADVANT-E CORPORATION
                  (Name of Small Business Issuer in its Charter)


          DELAWARE                                             88-0339012
-------------------------------                           --------------------
State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization                            Identification No.)


  2680 Indian Ripple Rd., Dayton, Ohio                            45440
-----------------------------------------                       ---------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:  (937) 429-4288

The above address is new since the 2000 Form 10-KSB was filed on April 2, 2001.

Securities to be registered pursuant to Section 12(b) of the Act:

                                       None


         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
                     -----------------------------------
                               (Title of Class)

  ----------------------------------------------------------------------------
  THIS AMENDMENT IS FILED TO RESTATE PART II ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, PART II ITEM 7 FINANCIAL STATEMENTS,
  AND PART IV EXHIBIT 11 STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
  ----------------------------------------------------------------------------

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

In 1999, the Company developed its EnterpriseEC service as an alternative to Electronic Data Interchange ("EDI") software and to private network services that are currently provided by traditional value added networks ("VANs") offering their services primarily using dedicated telecommunications links.

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

PRODUCT BREAKDOWN - SOFTWARE AND SERVICES

FORMULA_ONE - PC-based software for transmitting, receiving, administrating, and processing EDI documents. FORMULA_ONE communicates with all traditional VANs as well as EnterpriseEC via secure File Transfer Protocol ("FTP"). FORMULA_ONE supports both integration with customers' current legacy systems as well as stand-alone processing via printed output and entry screens for creating electronic documents.

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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
- -------      --------      ----------     -------          ----

04/10/00     Common        3,658,508    47                 Jason K. Wadzinski
                                        Edict shares

04/10/00     Common          378,012     4.8566187         John F. Sheffs
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin,
                                        Edict shares       Trustee for the
                                                           Jonas Irrevocable
                                                           Trust

04/10/00     Common            2,232      .0286763         Mary Ellen Matulka
                                        Edict shares

04/10/00     Common            2,232      .0286763         Patricia LaPorte
                                        Edict shares

04/10/00     Common            2,232      .0286763         Thomas M. Sheffs
                                        Edict shares

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka,
                                        Edict shares       Custodian for
                                                           Katherine C. Reagan
                                                           UGMA

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka,
                                        Edict shares       Custodian for Sean
                                                           T. Reagan UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
                                        Edict shares       Custodian for Brian
                                                           LaPorte UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
- -------      --------      ----------     -------          ----

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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
- -------      --------      ----------     --------         ----

08/15/00     Common           20,745      $22,000.00       Halter Financial
                                                           Group

08/15/00     Common           23,585      $25,000.00       Kevin Halter, Jr.

08/15/00     Common            9,434      $10,000.00       Thomas Spackman

08/15/00     Common           61,316      $65,000.00       Founders Partners VI,
                                                           LLC

08/15/00     Common           23,585      $25,000.00       Gary C. Evans

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff, UGMA

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
                                                           custodian for
                                                           David Beroff, UGMA

09/03/00     Common            2,830      $ 3,000.00       William B. Shelton

12/28/00     Common           47,166      $50,000.00       Charles S. Biehn, Jr.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESTATEMENT--As a result of a review by the Securities and Exchange Commission the Consolidated Balance Sheets as of December 31, 2000 and 1999, the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, the Consolidated Statements of Cash Flows for the year ended December 31, 2000, and the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and 1999 have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to Company's merger with EDICT Systems, Inc.

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

The company incurred $84,800 expenses for Compensation for post-merger professional services received in exchange for shares of the Company's common stock. This expense was for services relating to public relations, investor relations, and assisting with SEC filing requirements.

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

ITEM 7.  FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Battelle & Battelle LLP, Independent Auditors

Consolidated Balance Sheets, as restated, at December 31, 2000 and 1999

Consolidated Statements of Operations, as rested, for the Years Ended December 31, 2000 and 1999

Consolidated Statement of Cash Flows, as restated, for the Year Ended December, 31, 2000 and Consolidated Statement of Cash Flows for the Year Ended December 31, 1999

Notes to Consolidated Financial Statements


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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

March 16, 2001, except for Note 2, as to which the date is December 23, 2002.

Battelle & Battelle LLP


                ADVANT-E CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEET

                                                   December 31
                                             -----------------------
                              ASSETS          2000            1999
                                              ----            ----
                                             RESTATED        RESTATED
                                             --------        --------
CURRENT ASSETS
  Cash and cash equivalents                   56,457         233,086
  Accounts receivable, net                    63,846         122,169
  Deferred income taxes                       36,762             -
  Prepaid expenses                             6,153          12,017
                                             -------         -------
      Total current assets                   163,218         367,272
                                             -------         -------
SOFTWARE DEVELOPMENT COSTS, net              267,358         204,542

PROPERTY AND EQUIPMENT
  Office equipment                           178,193         147,838
    Less accumulated depreciation            124,682          98,325
                                             -------         -------
      Depreciated cost                        53,511          49,513
                                             -------         -------
OTHER ASSETS
  Deferred income taxes                       39,036               -
                                             -------         -------
      Total assets                           523,123         621,327
                                             =======         =======
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank notes payable                         117,202         115,894
  Accounts payable                            93,578          63,417
  Accrued expenses                            23,738          19,108
  Deferred income taxes                          -               905
  Deferred revenue                           185,959         168,724
                                             -------         -------
      Total current liabilities              420,477         368,048
                                             -------         -------

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
     shares authorized; 5,613,834 and
     4,978,173 issued and outstanding
     at December 31, 2000 and 1999,
     respectively                              5,613           4,978
  Paid-in capital                            461,357         890,880
  Retained earnings deficit                 (364,324)       (642,579)
                                             -------         -------
      Total shareholders' equity             102,646         253,279
                                             -------         -------
      Total liabilities and shareholders'
      equity                                 523,123         621,327
                                             =======         =======

The accompanying notes are an integral part of the financial statements.




                         ADVANT-E CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Year Ended December 31
                                                  -----------------------
                                                    2000	       1999
                                                    ----           ----
                                                  RESTATED       RESTATED
                                                  --------       --------
REVENUE
  Product sales and license fees                   754,218        815,197
  Other income                                       9,489         21,077
                                                 ---------      ---------
      Total revenue                                763,707        836,274
                                                 ----------     ---------
OPERATING EXPENSE
  Cost of sales                                     16,568         20,877
  Salaries and benefits                            754,782        572,627
  General and administrative expenses              320,297        312,834
  Compensation for post-merger professional
    services in exchange for stock                  84,800              -
  Depreciation                                      26,357         20,026
  Amortization                                      84,813         57,217
  Bad debt expense                                  25,000          5,000
  Interest                                          21,002          9,236
  Write-down of film costs to net
    realizable value                                     -        276,050
                                                 ----------     ---------
     Total operating expenses                    1,333,619      1,273,867
                                                 ----------     ---------
LOSS BEFORE TAXES                                 (569,912)      (437,593)
INCOME TAXES BENEFIT                               (84,656)        (2,817)
                                                 ----------     ---------
NET LOSS                                          (485,256)      (434,776)
                                                 =========      =========

LOSS PER SHARE
  Basic                                              (0.09)         (0.09)
                                                 =========      =========
  Diluted                                            (0.09)         (0.09)
                                                 =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                          5,340,793      4,978,173
                                                 =========      =========
  Diluted                                        5,340,793      4,978,173
                                                 =========      =========


The accompanying notes are an integral part of the financial statements.





                           ADVANT-E CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                               RESTATED
                              ----------------------------------------------
                                Common Stock               Retained
                              ---------------   Paid-in    Earnings
                              Shares  Amount    Capital   (Deficit)   Total
                              ------  ------    -------    -------   -------
Balance, December 31, 1998
  as originally reported    5,378,173  5,378   890,480     (207,803)  688,055
  Restatement to recognize
    issuance of common stock
    for services on merger
    date, April 10, 2000     (400,000)  (400)      400            -         -
                            ---------  -----  --------      -------   -------
Balance, December 31, 1998
  as restated               4,978,173  4,978   890,880     (207,803)  688,055
  Net loss                                                 (434,776) (434,776)
                            ---------  -----   -------      -------   -------
Balance, December 31, 1999,
  as restated               4,978,173  4,978   890,880     (642,579)  253,279
  Net loss, as restated                                    (485,256) (485,256)
  Issuance of common stock
    for services:
      Total                   400,000    400   423,600                424,000
      Merger related                          (339,200)              (339,200)
  Issuance of common stock
    for cash                  235,661    235   249,588                249,823
  Reorganization deficit
     reclassification                         (763,511)     763,511         -
                            ---------  -----   -------      -------   -------
Balance, December 31, 2000,
  as restated               5,613,834  5,613   461,357     (364,324)  102,646
                            =========  =====   =======      =======   =======

The accompanying notes are an integral part of the financial statements.



                ADVANT-E CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31
                                                     -----------------------
                                                        2000	   1999
                                                        ----         ----
                                                      RESTATED
                                                      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           (485,256)     (434,776)
  Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation                                     26,357        20,026
      Amortization                                     84,813        57,217
      Compensation for post-merger professional
        Services in exchange for stock                 84,800             -
      Deferred income tax benefit                     (76,703)       (2,877)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                              58,323        20,126
      Refundable income tax                              -           20,472
      Film costs                                         -          255,118
      Other assets                                      5,864       (11,392)
      Accounts payable                                 30,161        (7,176)
      Accrued expenses                                  4,630        10,125
      Deferred revenue                                 17,235           521
                                                      -------       -------
        Net cash used in operating activities        (249,776)      (72,616)
                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                              (30,355)      (41,148)
  Software costs capitalized                         (147,629)     (125,952)
                                                      -------       -------
        Net cash used in investing activities        (177,984)     (167,100)
                                                      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line of credit and other note
  payable                                              67,358       164,033
  Payments on bank line of credit and other note
  payable                                             (66,050)      (69,427)
  Proceeds from sale of common stock                  249,823             -
                                                      -------       -------
        Net cash provided by financing activities     251,131        94,606
                                                      -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (176,629)     (145,110)

  Cash and cash equivalents, beginning of year        233,086       378,196
                                                      -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR                 56,457       233,086
                                                      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                        21,002         9,236
  Federal income tax refund received                    7,953             -
  Non-cash transactions
    Fair value of 400,000 common shares issued in
    exchange for professional services, valued
    at $1.06 per common share:
      Merger related services                         339,200             -
      Post merger services                             84,800             -


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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing these financial statements included those considered in assessment of recoverability of capitalized software development costs, those used in recording net deferred tax assets and those used in the valuation of a non-cash transaction wherein the Company received professional merger related and post-merger related services in exchange for common shares. Actual results could differ from those estimates.

CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE - Accounts receivable are reported net of the allowance for uncollectible accounts. The allowance for uncollectible accounts was $21,000 at December 31, 2000 and $25,000 at December 31, 1999.

SOFTWARE DEVELOPMENT COSTS - The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are reported at the lower of unamortized cost or net realizable value.

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

SEGMENT REPORTING - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment - the development and sale of electronic data interchange and electronic commerce software products.

NOTE 2 - RESTATEMENT

The Company issued 400,000 shares of stock on April 10, 2000 pursuant to a Services Agreement for certain specified services relating to the Company's merger with EDICT Systems, Inc. on April 10, 2000 and for subsequent services. These shares were valued in accordance with Statement of Financial
Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 requires the Company to value this stock based transaction at the fair market value of the shares issued. The Company determined that the fair value of the shares was $424,000 based on the last closing price of the Company's common stock of $1.06 per share prior to the merger. Of that amount, $339,200 related to the Company's merger on April 10, 2000 and was charged to Paid in Capital--merger and credited to Paid in Capital thereby having no effect on reported earnings or retained earnings. The remainder of the amount, $84,800, was for post-merger services and was charged against earnings as Compensation for post-merger professional services in exchange for stock in 2000.

A summary of the effect of the restatement follows:

                                         As Previously
  At December 31, 2000                     Reported             As Restated
  --------------------                   -------------          -----------
Common Stock                                  5,613                  5,613
Paid-in capital                             376,557                800,557
Paid-in capital from issuance of
  400,000 shares for services                     -               (339,200)
                                            -------                -------
Paid-in capital--net                        376,557                461,357
Retained earnings deficit                  (279,524)              (364,324)
                                            -------                -------
Stockholders' equity                        102,646                102,646
                                           ========                =======

                                         As Previously
For the year ended December 31, 2000       Reported             As Restated
------------------------------------     -------------          -----------
Compensation for post-merger professional
  services in exchange for stock                  -                84,800
Total operating expenses                  1,248,819             1,333,619
Loss before taxes                          (485,112)             (569,912)
Net loss                                   (400,456)             (485,256)
Basic and diluted net loss per share          (0.07)                (0.09)
Weighted average shares outstanding-
  basic and diluted                       5,450,381             5,340,793

                                         As Previously
  At December 31, 1999                     Reported             As Restated
  --------------------                   -------------          -----------
Common Stock                                  5,378                  4,978
Paid-in capital                             890,480                890,880
Retained earnings deficit                  (642,579)              (642,579)
                                            -------                -------
Stockholders' equity                        253,279                253,279
                                           ========                =======

                                         As Previously
For the year ended December 31, 1999       Reported             As Restated
------------------------------------     -------------          -----------
Basic and diluted net loss per share          (0.08)                (0.09)
Weighted average shares outstanding-
  basic and diluted                       5,378,173             4,978,173

NOTE 3 - BUSINESS COMBINATION

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

As part of the merger, Advant-e entered into an agreement with HFG, a financial services provider, whereby HFG agreed to provide services to Advant-e in support of the Merger and post-merger services relating to public relations, investor relations, and assisting with regulatory filing requirements. HFG was compensated for these services by the issuance of 400,000 shares of Advant-e's common stock. The Company determined that the fair value of the shares was $424,000 based on the last closing price of the Company's common stock of $1.06 per share prior to the merger. Of that amount, $339,200 related to the Company's merger thereby having no effect on reported earnings or retained earnings. The remainder of the amount, $84,800, was for post-merger services and was charged against earnings in 2000 as Compensation for post-merger professional services in exchange for stock.

Also on April 10, 2000, Advant-e entered into a stock purchase agreement with HFG and Art Howard Beroff, a former director and officer of Advant-e prior to the merger with Edict. This offering was made pursuant to Rule 506 under the Securities Act. As of December 31, 2000, 235,661 shares were sold for an aggregate purchase price of $249,823 pursuant to the agreement.

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

In connection with the merger, the $763,511 cumulative loss resulting from the defunct entity's film production activity (the former Twilight Productions) was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at December 31, 2000 of $364,324 represents the cumulative loss from ongoing operations of the Corporation.

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

NOTE 5 - BANK NOTES PAYABLE AND OTHER NOTE PAYABLE

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

NOTE 7 - INCOME TAX BENEFIT

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

ITEM 10.  EXECUTIVE COMPENSATION

Name and Title                              Year              Annual Salary
---------------                             ----              -------------
Jason K. Wadzinski,                         2000              $ 58,500
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

(i)   The following table has been completed for each Director of the Company:



                                       Common           Options    Percent of
Name and Address                       Shares                        Class
- ----------------                       -------          -------      ---------
-
Jason Wadzinski                        3,658,508           0           65.2
32 E. National Rd.
Englewood, OH  45322

John F. Sheffs                           339,172           0            6.0
3545 Woodgreen Dr.
Beavercreek, OH  45434


(ii) The following table has been completed for each of Executive Officers of the Company:



                                       Common           Options    Percent of
Name and Address                       Shares                        Class

Jason Wadzinski                        3,658,508           0           65.2
32 E. National Rd.
Englewood, OH  45322



(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:



                                       Common           Options    Percent of
                                       Shares                        Class

All Officers and                       3,997,680           0         71.2
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



                                   PART IV


ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Index to Exhibits

Exhibit number                             Description
---------------                            -----------

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

99            Certifications.  Filed herewith.

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

Average outstanding shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for both Basic and Diluted per share earnings:



Date                        Description                          # shares
-----                       -----------                      ------------------
                                                             2000          1999
                                                             ----          ----

April 10, 2000   Twilight Production, Ltd. common shares
                 outstanding at time of merger              619,173     619,173


April 10, 2000   Common shares issued to Edict Systems,   4,359,000   4,359,000
                 Inc. shareholders at time of merger

April 10, 2000   Common shares issued at time of merger     400,000
                 through private placement

August 7, 2000   Common shares issued pursuant to stock      94,335
                 purchase agreement

August 10, 2000  Common shares issued pursuant to stock      44,330
                 Purchase agreement

Sept. 1, 2000    Common shares issued pursuant to stock      47,000
                 Purchase agreement

Sept. 7, 2000    Common shares issued pursuant to stock       2,830
                 Purchase agreement

Dec. 28, 2000    Common shares issued in private placement   47,166


                 Total shares used in computation
                 of per share earnings                    5,613,834   4,978,173


Average shares outstanding was computed using the above number of shares weighted by the number of days those shares were outstanding during the year.


EXHIBIT 99 - CERTIFICATIONS

I, Jason K. Wadzinski, certify that:

1. I have reviewed this annual report, as amended, on Form 10-KSB of Advant-e Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

       (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) Presented in this annual report our conclusions about the effectiveness of the Registrant's disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 13, 2003                                     By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


I, James E. Lesch, certify that:

1. I have reviewed this annual report, as amended, on Form 10-KSB of Advant-e Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

       (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) Presented in this annual report our conclusions about the effectiveness of the Registrant's disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-KSB, as amended, for the period ending December 31, 2000, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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