Form 10QSB/A
period 2001-03-31
ADVANT E CORP
filed 2003-01-13
CIK 925043

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

The above address is new since the March 31, 2001 Form 10-QSB was filed on May 9, 2001.

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

   --------------------------------------------------------------------
     THIS AMENDMENT IS FILED TO RESTATE PART I. FINANCIAL INFORMATION AND EXHIBIT 11 STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
   --------------------------------------------------------------------






PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTATEMENT--As a result of a review by the Securities and Exchange Commission the Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 Consolidated Statement of Operations for the three months ended March 31, 2000, and the Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000 and the three months ended March 31, 2001 have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc. and debt discount recognized in 2001 for the value of a beneficial conversion privilege related to the Company's convertible subordinated note. See note 2 to the financial statements for additional explanation and the effects of these restatements.

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   March     December
                                                    31,         31,
                                                   2001        2000
                                                (Unaudited)
                                                 ---------
                                                  RESTATED   RESTATED
                                                  --------   --------
                 ASSETS


CURRENT ASSETS
  Cash and cash equivalents                         42,935     56,457
  Accounts receivable, net                          57,289     63,846
  Deferred income taxes                             36,762     36,762
  Prepaid expenses                                   4,092      6,153
                                                   -------    -------
      Total current assets                         141,078    163,218

SOFTWARE DEVELOPMENT COSTS, net                    294,641    267,358
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $132,182 at March 31, 2001
    and $124,682 at December 31, 2000               58,984     53,511

OTHER ASSET
  Deferred income taxes                             39,036     39,036
                                                   -------    -------
      Total assets                                 533,739    523,123
                                                   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank notes and other note payable                155,562    117,202
  Convertible subordinated note payable, net         5,660          -
  Accounts payable                                 114,812     93,578
  Accrued expenses                                  44,209     23,738
  Deferred revenue                                 163,910    185,959
                                                   -------    -------
      Total current liabilities                    484,153    420,477
                                                   -------    -------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,613,834 issued and
    outstanding at March 31, 2001 and
    December 31, 2000                                5,613      5,613
  Paid-in capital                                  505,697    461,357
  Retained earnings deficit                       (461,724)  (364,324)
                                                  --------   --------
   Total shareholders' equity                       49,586    102,646
                                                  ---------  --------
    Total liabilities and shareholders' equity     533,739    523,123
                                                  =========  ========

The accompanying notes are an integral part of the financial statements.




ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                             March 31,

                                                         2001      2000
                                                         ----      ----
                                                                 RESTATED
                                                                 --------
REVENUES
  Product sales, license fees,                          192,200   199,043
    and Transaction fees
  Other income                                            5,430     2,212
                                                        -------   -------
     Total revenues                                     197,630   201,255
                                                        -------   -------
OPERATING EXPENSES
  Cost of sales                                           1,283     9,025
  Salaries and benefits                                 200,169   211,027
  General and administrative                             60,056    54,555
  Depreciation                                            7,500     5,100
  Amortization of software development costs             21,203    21,203
  Bad debt expense                                            -    10,000
  Interest                                                4,819     5,866
                                                        -------   -------
     Total operating expenses                           295,030   316,776
                                                       --------   -------
LOSS BEFORE TAXES                                       (97,400) (115,521)

INCOME TAXES BENEFIT                                          -   (20,503)
                                                        -------    ------
NET LOSS                                                (97,400)  (95,018)
                                                       ========   =======
LOSS PER SHARE
  Basic                                                   (0.02)    (0.02)
                                                          =====     =====
  Diluted                                                 (0.02)    (0.02)
                                                          =====     =====
AVERAGE SHARES OUTSTANDING
  Basic                                                5,613,834 4,978,173
                                                       ========= =========
  Diluted                                              5,613,834 4,978,173
                                                       ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                      2001     2000
                                                      ----     ----
                                                  RESTATED
                                                  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           (97,400)  (95,018)
  Adjustments to reconcile net loss to cash
  Used in operating activities:
      Depreciation                                   7,500     5,100
      Amortization of software development costs    21,203    21,203
      Deferred income tax benefit                        -   (20,503)
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                            6,557    14,117
      Other assets                                   2,061     2,206
      Accounts payable                              21,234     9,480
      Accrued expenses                              20,471    18,221
      Deferred revenue                             (22,049)  (21,699)
                                                  --------   -------
Net cash used in operating activities	         (40,423)  (66,893)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (12,973)  (   765)
  Software costs capitalized                       (48,486)  (     -)
                                                  --------   -------
Net cash used in investing activities              (61,459)  (   765)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank line of credit and other
     note payable                                   89,900    55,612
  Payments on bank line of credit                   (1,540)   (1,165)
                                                    ------   -------
  Net cash provided by financing                    88,360    54,447
     activities
                                                  --------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (13,522)  (13,211)

  Cash and cash equivalents, beginning of period    56,457   233,086
                                                  --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD            42,935   219,875
                                                  ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                      4,819     5,866
  Non-cash transaction:
    Fair value of beneficial conversion privilege
    of convertible subordinated note                44,340         -


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                RESTATED
                          --------------------------------------------------
                            Common Stock                 Retained
                          -----------------     Paid-in  Earnings
                           Shares    Amount     Capital  (Deficit)    Total
                          ---------   -----    --------  --------     ------


Balance December 31, 1999,
  as originally reported  5,378,173   5,378    890,480   (642,579)    253,279
  Restatement to recognize
    issuance of common
    stock for services on
    merger date, April
    10, 2000               (400,000)   (400)       400          -           -
                          ---------   -----    -------    -------     -------
Balance December 31, 1999,
  as restated             4,978,173   4,978     890,880  (642,579)    253,279

  Net loss                                               (485,256)   (485,256)
  Issuance of common stock
    for services:
      Total                 400,000     400     423,600               424,000
      Merger related                           (339,200)             (339,200)
  Issuance of common stock
    For cash                235,661     235     249,588               249,823
  Reorganization deficit
    reclassification                           (763,511)  763,511
                          ----------  -----    --------- ---------   ---------
Balance December 31, 2000,
  as restated             5,613,834   5,613     461,357  (364,324)    102,646

  Net loss                                                (97,400)    (97,400)
  Beneficial conversion
    Feature of convertible
    Subordinated note                            44,340                44,340
                          ----------  ------   --------- ---------   ---------
Balance March 31, 2001,
  as restated             5,613,834   5,613     505,697  (461,724)     49,586
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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion feature) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. For the three months ended March 31, 2001, there is no amortization of debt discount related to the Company's convertible note payable issued March 24, 2001 because the Company will begin charging this amount to expense over the one-year life of the note, beginning in the second quarter of 2001.

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

The Company's 15% convertible subordinated note issued on March 24, 2001 contained a beneficial conversion privilege that has been recorded as interest expense according to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments". The Company estimated the fair value of the beneficial conversion privilege at $44,340 using the Blach-Scholes option-pricing model. The Company is amortizing this amount as interest expense over the one-year term of the note beginning in the second quarter of 2001 and ending in the third quarter of 2002.

A summary of the effect of the restatement follows:

                                         As Previously
  At March 31, 2001                         Reported            As Restated
  -----------------                      -------------          -----------
Convertible subordinated note payable, net   50,000                 5,660
Total current liabilities                   528,493               484,153
Common stock                                  5,613                 5,613
Paid-in capital                             376,557               505,697
Retained earnings deficit                  (376,924)             (461,724)
                                            -------               -------
Total shareholders' equity                    5,246                49,586
                                            =======               =======

                                         As Previously
  At December 31, 2000                     Reported              As Restated
  --------------------                   -------------          -----------
Common stock                                  5,613                 5,613
Paid-in capital                             376,557               461,357
Retained earnings deficit                  (279,524)             (364,324)
                                            -------               -------
Total stockholders' equity                  102,646               102,646
                                            =======               =======

   For the three months ended           As Previously
   March 31, 2001                          Reported             As Restated
   --------------------------            -------------          -----------
No change.

   For the three months ended           As Previously
   March 31, 2000                          Reported             As Restated
   --------------------------           -------------           -----------
Average shares outstanding,
  Basic and diluted                       5,378,173             4,978,173
                                          =========             =========
NOTE 3 - BUSINESS COMBINATION

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


NOTE 5 - BANK NOTES PAYABLE AND OTHER NOTE PAYABLE

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

NOTE 6 - CONVERTIBLE SUBORDINATED NOTE PAYABLE

The convertible subordinated note payable consists of the following:

                                               March 31,       December 31,
                                                 2001             2000
                                                 ----             ----
15% convertible subordinated note               50,000                 -
  Less:  unamortized discount attributable
    to estimated fair value of beneficial
    conversion privilege                        44,340                 -
                                                ------            ------
                                                 5,660                 -
                                                ======            ======

On March 24, 2001 the Company received $50,000 from an individual in exchange for a Convertible Subordinated Note. The note accrues interest at 15% per year and matures on March 19, 2002 as originally issued (later extended to March 19, 2003). This note is subordinate to all senior debt of the Company outstanding at March 24, 2001 and any additional senior debt incurred through March 19, 2003. The holder of the note has the right, at the maturity date, to convert the entire amount of the note, including any accrued interest, to the Company's common stock at a price of $1.06 per common share.

The Company estimated the fair value of the beneficial conversion privilege of the note at $44,340 in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The fair value of the beneficial conversion privilege is being amortized to interest expense over the 12-month initial term of the notes beginning in the second quarter of 2001 and ending in the first quarter of 2002.

NOTE 7 - 401(k) PENSION PLAN

The Company has 401(k) pension plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the three months ended March 31, 2001 or during 2000.


NOTE 8 - INCOME TAX BENEFIT

The deferred income tax asset at March 31, 2001 and December 31, 2000 results from the recognition of income tax benefits resulting from temporary timing differences and net operating loss carryforwards, to the extent realization of such benefits is more likely than not.

No tax effect was given to the non-cash interest for the value of the beneficial conversion privilege related to the Convertible Subordinated Note because that amount is not deductible for income tax purposes.

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

NOTE 10 - LOSS PER SHARE

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT--As a result of a review by the Securities and Exchange Commission, the financial statements included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc. and debt discount in 2001 for the value of a beneficial conversion privilege related to the Company's convertible subordinated note.

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

Liquidity and Capital Resources

The Company's negative cash flow from operations in Q1 2000 was financed primarily by a $50,000 note payable to a corporation that was repaid in full in August 2000. From April 1, 2000 to the end of 2000, the Company used Twilight's approximately $205,000 cash balance on the merger date of April 10, 2000 and $249,823 cash received from the sale of common stock to finance its operating losses and software development costs. In Q1 2001 the Company borrowed on its lines of credit and received $50,000 in exchange for a convertible preferred note that is due or can be converted to common stock in March 2002 to finance its operating losses and software development costs.

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

Average outstanding shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for Basic and Diluted per share earnings:

Date                        Description                     # shares
----                        -----------                -------------------
                                                  Three Months Ended March 31,
                                                        2001          2000
                                                        ----          ----

Basic:

January 1 to March 31                                 5,613,834     4,978,173
                                                      =========     =========
Diluted:

January 1 to March 31                                 5,613,834     4,978,173

March 24, 2001  Issuance of 15% $50,000 Convertible
                Subordinated Note, convertible on
                March 19, 2002 at $1.06 per share
                (conversion is anti-dilutive)                 -             -
                                                      ---------     ---------
                                                      5,613,834     4,978,173
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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, as amended, for the period ending March 31, 2001, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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