Form 10QSB/A
period 2001-06-30
ADVANT E CORP
filed 2003-01-13
CIK 925043

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

The above address is new since the June 30, 2001 Form 10-QSB was filed on August 14, 2001.

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


PART I. FINANCIAL INFORMATION

RESTATEMENT--As a result of a review by the Securities and Exchange Commission, the financial statements included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc. and interest expense in 2001 for the value of a beneficial conversion privilege related to the Company's convertible subordinated notes. See note 2 to the financial statements for additional explanation and the effects of these restatements.

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   June     December
                                                    30,         31,
                                                   2001        2000
                                                (Unaudited)
                                                  RESTATED   RESTATED
                                                  --------   --------
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         83,086     56,457
  Accounts receivable, net                          47,863     63,846
  Deferred income taxes                             29,215     36,762
  Prepaid expenses                                   5,601      6,153
                                                   -------    -------
      Total current assets                         165,765    163,218
                                                   -------    -------
SOFTWARE DEVELOPMENT COSTS, net                    328,815    267,358
PROPERTY AND EQUIPMENT, net of accumulated
    Depreciation of $137,500 at June 30, 2001
    and $124,682 at December 31, 2000               65,714     53,511

OTHER ASSETS
  Deferred income taxes                             54,869     39,036
                                                   -------    -------
      Total assets                                 615,163    523,123
                                                   =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank notes and other note payable                156,168    117,202
  Convertible subordinate notes payable, net        31,605          -
  Notes payable to shareholder                      45,000          -
  Accounts payable                                 119,503     93,578
  Accrued expenses                                  34,530     23,738
  Deferred revenue                                 162,432    185,959
                                                   -------    -------
      Total current liabilities                    549,238    420,477
                                                   -------    -------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at June 30, 2001 and
    5,613,834 at December 31, 2000                   5,661      5,613
  Paid-in capital                                  565,787    461,357
  Retained earnings deficit                       (505,523)  (364,324)
                                                  --------   --------
   Total shareholders' equity                       65,925    102,646
                                                  ---------  --------
    Total liabilities and shareholders' equity     615,163    523,123
                                                  =========  ========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Three Months Ended   Six Months Ended
                                       June 30,           June 30,
                                 2001       2000      2001     2000
                                 ----       ----      ----     ----
                               RESTATED  RESTATED  RESTATED  RESTATED
                               --------  --------  --------  --------
                               -------   --------  --------  --------
REVENUES
  Product sales, license fees,  261,677   165,136   453,877   364,179
    and Transaction fees
  Other income                      456     6,210     5,886     8,422
                                -------   -------   -------   -------
     Total revenues             262,133   171,346   459,763   372,601
                                -------   -------   -------   -------
OPERATING EXPENSES
  Cost of sales                   3,583     5,377     4,866    14,402
  Salaries and benefits         196,000   215,771   396,169   426,798
  General and administrative     68,984   104,138   129,040   158,693
  Compensation for post-merger
    professional services in
    exchange for stock                -    84,800         -    84,800
  Depreciation                    5,318     5,954    12,818    11,054
  Amortization of software
    development costs            21,203    21,203    42,406    42,406
  Bad debt expense                    -    25,000         -    35,000
  Interest                       19,130     6,007    23,949    11,873
                                -------   -------   --------  -------
     Total operating expenses   314,218   468,250   609,248   785,026
                                -------   -------   -------   -------
LOSS BEFORE TAXES               (52,085) (296,904) (149,485) (412,425)

INCOME TAXES BENEFIT             (8,286)  (64,153)   (8,286) ( 84,656)
                                -------   -------   -------   -------
NET LOSS                        (43,799) (232,751) (141,199) (327,769)
                                =======   =======   =======   =======

LOSS PER SHARE
  Basic                           (0.01)    (0.04)    (0.03)    (0.06)
                                   ====      ====      ====      ====
  Diluted                         (0.01)    (0.04)   ( 0.03)    (0.06)
                                   ====      ====      ====      ====
AVERAGE SHARES OUTSTANDING
  Basic                       5,619,276 5,334,217 5,616,570 5,156,195
                              ========= ========= ========= =========
  Diluted                     5,619,276 5,334,217 5,616,570 5,156,195
                              ========= ========= ========= =========


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                   Six Months Ended
                                                       June 30,
                                                     2001     2000
                                                     ----     ----
                                                  RESTATED  RESTATED
                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (141,199) (327,769)
  Adjustments to reconcile net loss to cash
  used in operating activities:
      Depreciation                                  12,818    11,054
      Amortization of software development costs    42,406    42,406
      Deferred income tax benefit                   (8,286)  (84,656)
      Interest expense from amortization of
        discount on convertible subordinated
        notes payable resulting from valuation
        of beneficial conversion privilege on
        those notes                                 11,085         -
      Compensation for post-merger services in
        exchange for stock                               -    84,800
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                           15,983   (31,374)
      Other assets                                     552     8,909
      Accounts payable                              25,925    26,115
      Accrued expenses                              10,792     8,472
      Deferred revenue                             (23,527)   44,720
                                                  ---------  --------
Net cash used in operating activities              (53,451) (217,323)
                                                  --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (25,021)  (13,664)
  Software development costs capitalized          (103,863)        -
                                                  ---------  --------
Net cash used in investing activities             (128,884)  (13,664)
                                                  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank line of credit and other notes payable
    Borrowings on bank line of credit, other
    notes payable and notes payable to
    shareholder                                    160,506    67,358
  Payments on bank line of credit                   (1,540)   (2,246)
                                                    -------  --------
                                                   158,966    65,112
  Proceeds from sale of common stock                49,998         -
                                                   -------    -------
Net cash provided by financing activities          208,964    65,112
                                                   -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         26,629  (165,875)
  Cash and cash equivalents, beginning of period    56,457   233,086
                                                  ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            83,086    67,211
                                                  ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     10,123     9,873
  Non-cash transactions
    Fair value of 400,000 common shares issued in
      exchange for professional services, valued
      at $1.06 per share:
        Merger related services                          -   339,200
        Post-merger services                             -    84,800
    Fair value of beneficial conversion privilege
      of convertible subordinated note              54,480         -


The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                 RESTATED
                            --------------------------------------------------
                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------
Balance December 31,1999,
  as originally reported    5,378,173   5,378     890,480  (642,579)   253,279
  Restatement to recognize
    issuance of common stock
    for services on merger
    date, April 10, 2000     (400,000)   (400)        400         -          -
                            ---------   -----     -------   -------    -------
Balance December 31, 1999,
  as restated               4,978,173   4,978     890,880  (642,579)   253,279

  Net loss                                                 (485,256)  (485,256)
  Issuance of common stock
    For services:
      Total                   400,000     400     423,600              424,000
      Merger related                             (339,200)            (339,200)
  Issuance of common stock
    for cash                  235,661     235     249,588              249,823
  Reorganization deficit
    reclassification                             (763,511)  763,511
                            ----------  -----    --------- ---------  ---------
Balance December 31, 2000,
  as restated               5,613,834   5,613     461,357  (364,324)   102,646

  Net loss                                                 (141,199)  (141,199)
  Issuance of common stock
    for cash                   47,168      48      49,950               49,998
  Beneficial conversion
    feature of 15% convertible
    subordinated notes                             54,480               54,480
                           ----------  ------   --------- ---------   ---------
Balance June 30, 2001,
  as restated               5,661,002   5,661     565,787  (505,523)    65,925
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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion feature) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $11,085 for the six months ended June 30, 2001.

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

The Company's 15% convertible subordinated notes issued in 2001 contained a beneficial conversion privilege that has been recorded as interest expense according to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments". The Company estimated the fair value of the beneficial conversion privilege at $54,480.
The Company amortized this amount as interest expense over the one year term of the notes beginning in the second quarter of 2001 and ending in the third quarter of 2002.

A summary of the effect of the restatement follows:

                                         As Previously
  At June 30, 2001                         Reported             As Restated
  ----------------                       -------------          -----------
Convertible subordinated notes payable, net  75,000                 31,605
Total current liabilities                   592,633                549,238
Common Stock                                  5,661                  5,661
Paid-in capital                             426,507                565,787
Retained earnings deficit                  (409,638)              (505,523)
                                            -------                -------
Stockholders' equity                         22,530                 65,925
                                           ========                =======

                                         As Previously
  At December 31, 2000                     Reported             As Restated
  --------------------                   -------------          -----------
Common Stock                                  5,613                  5,613
Paid-in capital                             376,557                461,357
Retained earnings deficit                  (279,524)              (364,324)
                                            -------                -------
Stockholders' equity                        102,646                102,646
                                           ========                =======

   For the three months ended            As Previously
   June 30, 2001                            Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                              8,045                19,130
Total operating expenses                    303,133               314,218
Loss before taxes                           (41,000)              (52,085)
Net Loss                                    (32,714)              (43,799)
Basic and diluted loss per share              (0.01)                (0.01)

   For the six months ended             As Previously
   June 30, 2001                           Reported             As Restated
   -------------------------             -------------          -----------
Interest expense                             12,864                23,949
Total operating expenses                    598,163               609,248
Loss before taxes                          (138,400)             (149,485)
Net loss                                   (130,114)             (141,199)
Basic and diluted loss per share              (0.02)                (0.03)

   For the three months ended            As Previously
   June 30, 2000                           Reported             As Restated
   --------------------------            -------------          -----------
Compensation for post-merger professional
  services in exchange for stock                  -                84,800
Total operating expenses                    383,450               468,250
Loss before taxes                          (212,104)             (296,904)
Net Loss                                   (147,951)             (232,751)
Basic and diluted loss per share              (0.03)                (0.04)
Average shares outstanding-basic
  and diluted                             5,378,173             5,334,217

   For the six months ended              As Previously
   June 30, 2000                           Reported             As Restated
   --------------------------            -------------          -----------
Compensation for post-merger professional
  services in exchange for stock                  -                84,800
Total operating expenses                    700,226               785,026
Loss before taxes                          (327,625)             (412,425)
Net Loss                                   (242,969)             (327,769)
Basic and diluted loss) per share             (0.05)                (0.06)
Average shares outstanding-basic
  and diluted                             5,378,173             5,156,195

NOTE 3 - BUSINESS COMBINATION

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

NOTE 5 - BANK NOTES AND OTHER NOTE PAYABLE

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

NOTE 6 - NOTE PAYABLE SHAREHOLDER

The Company received $45,000 in the second quarter of 2001 from its President and majority shareholder in exchange for 8% notes, payable upon demand.

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

Convertible subordinated notes payable consist of the following:

                                                    June 30,    December 31,
                                                      2001           2000
                                                      ----           ----
  15% convertible subordinated notes                 75,000              -
    Less:  unamortized discount attributable
      to estimated fair value of
      beneficial conversion privilege                43,395
                                                    -------        -------
                                                     31,605              -
                                                    =======        =======

The 15% convertible subordinated notes as originally issued matured one year from the date of issuance; however, the maturity dates were later extended by one additional year to two years from the date of the notes. These notes are subordinate to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at a price of $1.06 per common share.

The Company estimated the fair value of the beneficial conversion privilege of the notes at $54,480 in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The fair value of the beneficial conversion privilege is being amortized to interest expense over the 12-month initial term of the notes beginning in the second quarter of 2001 and ending in the first quarter of 2002.

NOTE 8 - 401(k) PENSION PLAN

The Company has a 401(k) pension plan covering substantially all employees. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in the six months ended June 30, 2001 or during 2000.


NOTE 9 - INCOME TAX BENEFIT

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
                                          ======    ======     ======

No tax effect was given to the non-cash interest expense for value of the beneficial conversion privileges related to the Convertible Subordinated Notes because those amounts are not deductible for income tax purposes.

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

NOTE 11 - LOSS PER SHARE

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

NOTE 12 - COMMITMENT

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT--As a result of a review by the Securities and Exchange Commission, the financial statements included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc. and interest expense in 2001 for the value of the beneficial conversion privilege related to the Company's convertible subordinated notes.

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

Operating expenses of $314,218 in Q2 2001 decreased by $154,032 from Q2 2000 due to the incurrence in Q2 2000 of "one-time" costs associated with the Company's merger on April 10, 2000, including a non-cash charge of $84,800 for compensation expense for post-merger services in exchange for stock, and reduction of bad debt expense of $25,000. Interest expense in Q2 2001 included $11,085 of non-cash interest expense for the amortization of the value of the beneficial conversion feature of the 15% convertible subordinated notes.

Accordingly, the Company's net loss in Q2 2001 of $43,799 ($.01) per common share was $188,952 less than the net loss in Q2 2000 of $232,751 ($.04) per common share.

SIX MONTHS ENDED JUNE 30, 2001 and 2000

Revenues of $459,763 in the six months ended June 30, 2001 increased by $87,162 over the $372,601 revenues for the first six months of 2000. The increase resulted entirely from increases in the sale of Internet services, reflecting the Company's continuing changing of its primary focus from EDI and bar coding software to Internet-based services.

Operating expenses of $609,248 decreased by $175,778 due primarily to cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000; the non-recurrence of "one-time" acquisition related costs in 2000, including a non-cash charge of $84,800 for compensation expense for post-merger services in exchange for stock; and reduction of bad debt expense.

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

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for Basic and Diluted per share earnings:



Date and Description                                # shares
--------------------                         -----------------------
                                    Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                     2001        2000      2001       2000
                                     ----        ----      ----       ----
Basic:

Outstanding at beginning
of period                         5,613,834   4,978,173  5,613,834  4,978,173

April 10, 2000, issuance of
  400,000 common shares in
  exchange for services through
  private placement at time of
  merger                                        356,044               178,022
June 12, 2001 Issuance of
  23,584 common shares                4,924                  2,476
June 29, 2001 Issuance of
  23,584 common shares                  518                    260
                                  ---------   ---------  ---------  ---------
                                  5,619,276   5,334,217  5,616,570  5,156,195
Diluted:

March 14, 2001 Issuance of
15% $50,000 Convertible
Subordinated Note, convertible
on March 19, 2002 at 41.06 per
share (conversion is now anti-
dilutive)                                 -                      -

June 26, 2001, issuance of
15% $25,000 Convertible
Subordinated Note, convertible
on June 26, 2002 at $1.06 per
share (conversion is now anti-
dilutive)                                 -                      -
                                  ---------   ---------  ---------  ---------
                                  5,619,276   5,334,217  5,616,570  5,156,195
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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, as amended, for the period ending June 30, 2001, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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