Form 10QSB/A
period 2001-09-30
ADVANT E CORP
filed 2003-01-13
CIK 925043

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

The above address is new since the September 30, 2001 form 10-QSB was filed on November 14, 2001.

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





PART I. FINANCIAL INFORMATION

RESTATEMENT--As a result of a review by the Securities and Exchange Commission, the financial statements included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc., interest expense in 2001 for the value of a warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services. See note 2 to the financial statements for additional explanation and the effects of these restatements.

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                September    December
                                                    30,         31,
                                                   2001        2000
                                                (Unaudited)
                                                 ---------
                                                  RESTATED   RESTATED
                                                  --------   --------
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        154,312     56,457
  Accounts receivable, net                          67,384     63,846
  Deferred income taxes                             27,634     36,762
  Prepaid expenses                                 108,033      6,153
                                                   -------    -------
   Total current assets                            357,363    163,218
                                                   -------    -------

SOFTWARE DEVELOPMENT COSTS, net                    419,526    267,358
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $146,337 at September
    30, 2001 and $124,682 at December
    31, 2000                                        64,376     53,511

OTHER ASSETS
  Deferred income taxes                             54,869     39,036
                                                   -------    -------
   Total assets                                    896,134    523,123
                                                   =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 169,573     93,578
  Accrued expenses                                  63,606     23,738
  Deferred revenue                                 137,176    185,959
  Bank notes payable                               126,927    117,202
  Convertible subordinated notes payable, net      178,525          -
  Notes payable to shareholder                      45,000          -
                                                   -------    -------
   Total current liabilities                       720,807    420,477
                                                   -------    -------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at September 30, 2001 and
    5,613,834 at December 31, 2000                   5,661      5,613
  Paid-in capital                                  684,887    461,357
  Retained earnings deficit                       (515,221)  (364,324)
                                                   -------    -------
   Total shareholders' equity                      175,327    102,646
                                                   -------    -------
   Total liabilities and shareholders' equity      896,134    523,123
                                                   =======    =======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                               Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                 2001      2000      2001      2000
                                 ----      ----      ----      ----
                               RESTATED  RESTATED  RESTATED  RESTATED
                               --------  --------  --------  --------
REVENUES
  Product sales, license fees,  325,132   224,711   778,969   588,890
    and transaction fees
  Other income                        -       754     5,926     9,176
                                -------   -------   -------   -------
     Total revenues             325,132   225,465   784,895   598,066
                                -------   -------   -------   -------
OPERATING EXPENSES
  Cost of sales                  30,335     1,826    35,201    16,228
  Salaries and benefits         159,814   140,256   555,983   567,054
  General and administrative     81,654    67,971   210,694   226,664
  Compensation for post-merger
    professional services in
    exchange for stock                -         -         -    84,800
  Depreciation                    8,837    10,824    21,655    21,878
  Amortization of software
    development costs            27,945    33,295    70,351    75,701
  Bad debt expense (recovery)         -   (10,000)        -    25,000
  Compensation for professional
    services in exchange for
    warrants                      2,400         -     2,400         -
  Interest                       22,264     4,984    46,213    16,857
                                -------   -------  --------   -------
     Total operating expenses   333,249   249,156   942,497 1,034,182
                                -------  --------   -------   -------
LOSS BEFORE TAXES                (8,117)  (23,691) (157,602) (436,116)

INCOME TAXES (BENEFIT)            1,581         -    (6,705)  (84,656)
                                -------  --------  --------  --------
NET LOSS                         (9,698)  (23,691) (150,897) (351,460)
                                =======  ========  ========  ========
LOSS PER SHARE
  Basic                           (0.00)    (0.00)    (0.03)    (0.07)
                                   ====      ====      ====      ====
  Diluted                         (0.00)    (0.00)    (0.03)    (0.07)
                                   ====      ====      ====      ====
AVERAGE SHARES OUTSTANDING
  Basic                         5,661,002 5,474,136 5,631,544 5,262,949
                                ========= ========= ========= =========
  Diluted                       5,661,002 5,474,136 5,631,544 5,262,949
                                ========= ========= ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Nine Months Ended
                                                    September 30,
                                                    2001     2000
                                                    ----     ----
                                                  RESTATED  RESTATED
                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          (150,897) (351,460)
  Adjustments to reconcile net loss to cash
  used in operating activities:
      Depreciation                                  21,655    21,878
      Amortization of software development costs    70,351    75,701
      Deferred income tax benefit                   (6,705)  (76,703)
      Compensation for post-merger professional
        services in exchange for stock                   -    84,800
      Compensation for professional services
        in exchange for warrants                     2,400         -
      Interest expense from amortization of
        discount on convertible subordinated notes
        payable resulting from valuation of
        beneficial conversion privilege of
        those notes                                 24,705         -
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                           (3,538)   (1,647)
      Prepaid expenses                            (101,880)    4,664
      Accounts payable                              75,995   (19,000)
      Accrued expenses                              39,868    21,798
      Deferred revenue                             (48,783)   36,206
                                                  --------  --------
Net cash used in operating activities              (76,829) (203,763)
                                                  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (32,520)  (19,429)
  Software development costs capitalized          (222,519)  (95,121)
                                                  --------   -------
Net cash used in investing activities             (255,039) (114,550)
                                                  --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on bank notes, convertible notes
  and shareholder notes payable                    411,265    67,358
  Payments on notes                                (31,540)  (65,112)
                                                   -------  --------
                                                   379,725     2,246
  Proceeds from sale of common stock                49,998   199,823
                                                   -------   -------
Net cash provided by financing activities          429,723   202,069
                                                   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         97,855  (116,244)
  Cash and cash equivalents, beginning of period    56,457   233,086
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           154,312   116,842
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     14,630    16,857
                                                  ========   =======
  Income tax (refund)                                         (7,953)
    Non-cash transactions
    Fair value of 400,000 common shares issued in
      exchange for professional services, valued
      at $1.06 per share:
        Merger related services                          -   339,200
        Post-merger services                             -    84,800
    Fair value of beneficial conversion privilege
      of convertible subordinated note             129,928         -
    Fair value of warrants issued with convertible
      subordinated notes                            41,252         -
    Fair value of warrants issued in partial
      payment for investor relations services        4,800         -

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                 RESTATED
                            -------------------------------------------------
                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------
Balance December 31,1999,
  as originally reported    5,378,173   5,378     890,480  (642,579)   253,279
  Restatement to recognize
    issuance of common stock
    for services on merger
    date, April 10, 2000     (400,000)   (400)        400         -          -
                            ---------   -----     -------   -------    -------
Balance December 31, 1999,
  as restated               4,978,173   4,978     890,880  (642,579)   253,279

  Net loss                                                 (485,256)  (485,256)
  Issuance of common stock
    For services:
      Total                   400,000     400     423,600              424,000
      Merger related                             (339,200)            (339,200)
  Issuance of common stock
    for cash                  235,661     235     249,588              249,823
  Reorganization deficit
    reclassification                             (763,511)  763,511
                            ----------  -----    --------- ---------  ---------
Balance December 31, 2000,
  as restated               5,613,834   5,613     461,357  (364,324)   102,646

  Net loss                                                 (150,897)  (150,897)
  Issuance of common stock     47,168      48      49,950               49,998
  Beneficial conversion
    feature of 15% convertible
    subordinated notes                            129,928              129,928
  Warrants issued with
    convertible
    subordinated notes                             41,252               41,252
  Warrants issued with
    professional services
    contract                                        2,400                2,400
                           ----------  ------   --------- ---------   ---------
Balance September 30, 2001,
  as restated               5,661,002   5,661     684,887  (515,221)   175,327
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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $24,705 for the nine months ended September 30, 2001.

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

The Company issued 20,000 warrants in June 2001 as partial compensation for investor relations services. These warrants have been valued according to SFAS 123, and the Black-Scholes option pricing model has been used to estimate the fair value of the warrants. By using the Black-Scholes pricing model, the Company estimated the fair value of the warrants at $4,800. The Company is amortizing this amount as compensation for services expense over the six-month term of the agreement in the third and fourth quarters of 2001.

The Company issued 375,000 detachable warrants in connection with its 15% convertible subordinated notes issued September 27, 2001. These warrants have been valued according to SFAS 123, and the Black-Scholes option pricing model has been used to estimate the fair value of the warrants.
By using the Black-Scholes pricing model, the Company estimated the fair value of the warrants at $41,252. The Company is amortizing this amount as interest expense over the one-year term of the notes beginning in the fourth quarter of 2001 and ending in the third quarter of 2002.

The Company's 15% convertible subordinated notes issued in 2001 contained a beneficial conversion privilege that has been recorded as interest expense according to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, to Certain Convertible Instruments". The
Company estimated the fair value of the beneficial conversion privilege at $129,928. The Company is amortizing this amount as interest expense over the one year term of the note beginning in the second quarter of 2001 and ending in the third quarter of 2002.

A summary of the effect of the restatement follows:

                                         As Previously
  At September 30, 2001                    Reported             As Restated
  ---------------------                  -------------          -----------
Convertible subordinated notes payable      325,000                178,525
Total current liabilities                   867,282                720,807
Common Stock                                  5,661                  5,661
Paid-in capital                             426,507                684,887
Retained earnings deficit                  (403,316)              (515,221)
                                            -------                -------
Stockholders' equity                         28,852                175,327
                                           ========                =======

                                         As Previously
  At December 31, 2000                     Reported             As Restated
  --------------------                   -------------          -----------
Common Stock                                  5,613                  5,613
Paid-in capital                             376,557                461,357
Retained earnings deficit                  (279,524)              (364,324)
                                            -------                -------
Stockholders' equity                        102,646                102,646
                                           ========                =======

   For the three months ended            As Previously
   September 30, 2001                      Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                              8,644                22,264
Compensation for professional services in
  exchange for stock                              -                 2,400
Total operating expenses                    317,229               333,249
Income (Loss) before taxes                    7,903               ( 8,117)
Net Income (Loss)                             6,322               ( 9,698)
Basic and diluted earnings (loss) per share    0.00                 (0.00)

   For the nine months ended             As Previously
   September 30, 2001                      Reported             As Restated
   -------------------------             -------------          -----------
Interest expense                             21,508                46,213
Compensation for professional services in
  exchange for stock                              -                 2,400
Total operating expenses                    915,392               942,497
Loss before taxes                          (130,497)             (157,602)
Net loss                                   (123,792)             (150,897)
Basic and diluted loss per share              (0.02)                (0.03)

   For the three months ended            As Previously
   September 30, 2000                      Reported             As Restated
   --------------------------            -------------          -----------
Average shares outstanding-basic          5,474,151             5,474,136
Average shares outstanding--diluted       5,661,173             5,474,136

   For the nine months ended             As Previously
   September 30, 2000                      Reported             As Restated
   --------------------------            -------------          -----------
Compensation for post-merger professional
  services in exchange for stock                  -                84,800
Total operating expenses                    949,382             1,034,182
Loss before taxes                          (351,316)             (436,116)
Net Loss                                   (266,660)             (351,460)
Basic and diluted loss per share              (0.05)                (0.07)
Average shares outstanding--basic          5,410,400            5,262,949
Average shares outstanding--diluted        5,661,173            5,262,949

NOTE 3 - BUSINESS COMBINATION

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

NOTE 5 - BANK NOTES PAYABLE

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

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

Convertible subordinated notes payable consist of the following:

                                                  September 30,  December 31,
                                                      2001           2000
                                                      ----           ----
  15% convertible subordinated notes                325,000              -
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and
      beneficial conversion privilege               146,475              -
                                                    -------        -------
                                                    178,525              -
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

The holders of the notes have warrants valid for three years from the date the note was issued (later extended to four years) to purchase a total of 375,000 shares of the Company's common stock at a price of $1.205 per common share. The Company used the Black-Scholes pricing model to estimate the fair value of the warrants at the date of issuance at $41,252.

The Company estimated the fair value of the beneficial conversion privilege of the notes at $129,928 in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The fair value of the beneficial conversion privilege is being amortized to interest expense over the 12-month initial term of the notes beginning in the second quarter of 2001 and ending in the first quarter of 2002.

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

NOTE 11 - LOSS PER SHARE

The Company reported a net loss in both the nine months and the three months ended September 30, 2001. The calculation of diluted loss per share, therefore, does not include the shares that would result from the conversion of the 15% Convertible Subordinated Notes to common shares. If the notes are converted at maturity there would be 352,594 additional outstanding common shares, resulting in 90,212 additional weighted average shares included in the calculation of diluted earnings per share for the quarter ended September 30, 2001 and 53,550 additional weighted average shares included in the calculation of diluted earnings per share for the nine months ended September 30, 2001.

Warrants issued in connection with the 15% Convertible Subordinated Notes to purchase 375,000 shares of the Company's common stock at $1.205 per share were outstanding since September 27, 2001. The warrants expire on several dates in 2004 (later extended to several dates in 2005).

The warrants attached to the 15% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the nine months ended September 30, 2001.

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

NOTE 12 - COMMITMENT

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of a review by the Securities and Exchange Commission, the financial statements included in the form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to Company's merger with EDICT Systems, Inc., interest expense in 2001 for the value of a warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services. Management's discussion and analysis of financial condition and results of operations reflects the restatements described above.

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

Operating expenses of $333,249 in Q3 2001 increased by $84,093 from Q3 2000 due primarily to the initial installation and use of leased software in July 2001 ($27,333); additional personnel needed to develop, maintain, support, sell and market GroceryEC ($15,121); increased health insurance premiums due primarily to increased insurance rates ($3,900); need for additional bandwidth and other costs associated with communications and transactions processing ($9,505); and the bad debt recovery in Q3 2000 ($10,000). Interest expense also increased by $17,280 and included a non-cash charge of $13,620 for the beneficial conversion privilege of the 15% convertible subordinated notes.

Accordingly, the Company reports a net loss in Q3 2001 of $9,698 ($0.00 per common share) compared to the net loss in Q3 2000 of $23,691 ($0.00 per common share).

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

Operating expenses of $942,497 decreased by $91,685 due primarily to cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000 ($24,228); the non-recurrence of "one-time" acquisition related costs in 2000, including a non-cash charge of $84,800 for compensation for professional services for post-merger services in exchange for stock, and reduction of bad debt expense ($35,000); these decreases were offset by the additional expenses in 2001 of the installation and use of leased software ($27,333) and by additional interest expense of $29,356, which included a non-cash charge of $24,705 for the beneficial conversion privilege of the 15% convertible subordinated notes.

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

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                                   # shares
- --------------------                            -----------------------
                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                         2001      2000     2001        2000
                                         ----      ----     ----        ----

Basic:

Outstanding at beginning
of period                           5,661,002   5,378,173  5,613,834 4,978,173

April 10, 2000, issuance of
  400,000 common shares in
  exchange for services                                                252,555


August 7, 2000 Issuance of
  94,395 common shares                             55,371               18,591
August 10, 2000 Issuance of
  44,300 common shares                             24,558                8,246
September 1, 2000 Issuance
  of 47,000 common shares                          15,326                5,146
September 7, 2000 Issuance
  of 2,830 common shares                              708                  238
December 28, 2000 Issuance of
  47,166 common shares                                  -                    -
June 12, 2001 Issuance of
  23,584 common shares                      -                  9,589
June 29, 2001 Issuance of
  23,584 common shares                      -                  8,121
                                     ---------   ---------  --------- --------
                                    5,661,002   5,474,136  5,631,544 5,262,949
Diluted:

March 14, 2001 Issuance of
15% $50,000 Convertible
Subordinated Note, convertible
on March 19, 2002 at $1.06 per
share (conversion is now anti-
dilutive)                                   -                      -

June 26, 2001, issuance of
15% $25,000 Convertible
Subordinated Notes, convertible
on June 26, 2002 at $1.06 per
share (conversion is anti-
dilutive)                                   -                      -

June 26, 2001 Issuance of
Warrants to purchase 20,000
common shares, excluded because
the exercise price exceeded the
average market price                        -                      -

September 27, 2001 Issuance of
15% Convertible Subordinated Note,
convertible on September 22, 2002
at $1.06 per share (conversion is
anti-dilutive)                              -                      -

September 27, 2001 Issuance of
Warrant to purchase 375,000
common shares, excluded because
the exercise price was the same
s the average market price                  -                      -
                                    ---------   ---------  --------- ---------
See also Note A below               5,661,002   5,474,136  5,631,544 5,262,949
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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, as amended, for the period ending September 30, 2001, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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