Form 10KSB/A
period 2001-12-31
ADVANT E CORP
filed 2003-01-13
CIK 925043

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

                          Commission file number: 0-30983

                               ADVANT-E CORPORATION
                  (Name of Small Business Issuer in its Charter)


          DELAWARE                                             88-0339012
-------------------------------                           --------------------
State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization                            Identification No.)

   2680 Indian Ripple Dr., Dayton, Ohio                           45440
------------------------------------------                       ---------
(Address of Principal Executive Offices)                       (Zip Code)

The above is a new address since the original 10-KSB was filed on April 1, 2002.

Issuer's telephone number:  (937) 429-4288

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Form 10KSB dated April 2, 2001

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS HISTORY

Advant-e Corporation (formerly Twilight Products, Ltd.) ("Advant-e" or Twilight") was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Twilight acquired all of the issued and outstanding shares of EDICT Systems, Inc. ("EDICT"), a company incorporated in September of 1994 and organized under the laws of the State of Ohio pursuant to terms of an Agreement of Plan of Merger dated April 10, 2000 (the "Merger Agreement"). Additional details concerning the merger are contained in the form 10KSB filed by the company on April 2, 2001 and subsequently amended.

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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
--------     --------      ----------     -------          ----

04/10/00     Common        3,658,508    47                 Jason K. Wadzinski
                                        Edict shares

04/10/00     Common          378,012     4.8566187         John F. Sheffs
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin
                                        Edict shares

04/10/00     Common          155,660     2                 Sharon Hardin,
                                        Edict Shares       Trustee for the
                                                           Jonas Irrevocable
                                                           Trust

04/10/00     Common            2,232      .0286763         Mary Ellen Matulka
                                        Edict shares

04/10/00     Common            2,232      .0286763         Patricia LaPorte
                                        Edict shares

04/10/00     Common            2,232      .0286763         Thomas M. Sheffs
                                        Edict shares

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka,
                                        Edict shares       Custodian for
                                                           Katherine C. Reagan
                                                           UGMA

04/10/00     Common            1,116      .0143381         Mary Ellen Matulka
                                        Edict Systems      Custodian for Sean
                                                           T. Reagan UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
                                        Edict Shares       Custodian for Brian
                                                           LaPorte UGMA

04/10/00     Common            1,116      .0143381         Patricia LaPorte,
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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
--------     --------      ----------     -------          ----

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


Date of      Class of      Amount of      Cost of
Sale         Stock         Securities     Shares           Name
--------     --------      ----------     --------         ----

08/15/00     Common           20,745      $22,000.00       Halter Financial
                                                           Group

08/15/00     Common           23,585      $25,000.00       Kevin Halter, Jr.

08/15/00     Common            9,434      $10,000.00       Thomas Spackman

08/15/00     Common           61,316      $65,000.00       Founders Partners
                                                           VI, LLC

08/15/00     Common           23,585      $25,000.00       Gary C. Evans

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff, UGMA

08/30/00     Common           23,500      $24,911.67       Carole Beroff,
                                                           custodian for
                                                           David Beroff, UGMA

09/03/00     Common            2,830      $ 3,000.00       William B. Shelton

12/28/00     Common           47,166      $50,000.00       Charles S. Biehn, Jr.

6/13/01      Common		11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff UGMA

6/13/01      Common           11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           David Beroff UGMA

6/29/01      Common           11,792      $12,499.52       Carole Beroff,
                                                           custodian for
                                                           Ilana Beroff UGMA

6/29/01      Common           11,792      $12,499.52       Carole Beroff,
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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESTATEMENT--As a result of a review by the Securities and Exchange Commission the Consolidated Balance Sheets as of December 31, 2001 and 2000, the Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, the Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000 have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to Company's merger with EDICT Systems, Inc., interest expense in 2001 for the value of warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services.

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

Operating expenses of $1,364,529 increased by $30,910 over the $1,333,619 in 2000. The increase was due primarily to the additional expenses in 2001 of the installation and use of licensed software ($54,666); increased interest expense due primarily to the issuance of the convertible subordinated notes ($106,956); and amortization of GroceryEC software development costs ($19,440). These increases were partially offset by cost savings resulting from the closing of the former Twilight Productions, Ltd. offices on April 10, 2000 ($24,228) and reduction of bad debt expense ($25,000).

In addition, The Company did not incur in 2001 the $84,800 of post-merger services expenses that it incurred in 2000. Interest expenses in 2001 included $86,500 non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes issued in 2001.

The income tax benefit in 2001 of $17,582 decreased from $84,656 in 2000 due to the Company's reduced loss before taxes in 2001 ($179,211) compared to 2000 ($569,912).

Accordingly, the Company reports a net loss of $161,629 ($0.03 per common share) in 2001, decreased substantially from the net loss of $485,256 ($0.09 per common share) in 2000.

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000


Summarized consolidated statements of operations for the fourth quarters of 2001 and 2000 are as follows:

                                               Quarter Ended December 31
                                               -------------------------
                                                    2001        2000
                                                    ----        ----
Revenues
  Internet products and services                $ 332,749   $  82,269
  Software and license fees                        67,674      83,372
                                                  -------     -------
    Total revenues                                400,423     165,641
Operating expenses                                422,008     299,437
                                                  -------     -------
Loss before taxes                                 (21,585)   (133,796)
Income taxes benefit                              (10,853)          -
                                                  -------     -------
Net loss                                          (10,732)   (133,796)
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

Operating expenses of $422,008 in the fourth quarter 2001 increased by $122,571 (41%) from $299,437 in the fourth quarter of 2000. The increase was due primarily to the installation and use of licensed software in 2001 ($27,333); amortization of GroceryEC capitalized software development costs ($24,791); and increased interest expense, primarily on the convertible subordinated notes ($77,600).

Interest expense in the fourth quarter of 2001 included $61,795 non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes issued in 2001.

The net loss in the fourth quarter of 2001 was $10,732, compared to the net loss in the fourth quarter of 2000 of $133,796. The $123,064 improvement was due primarily to increased revenues of $234,782 that more than offset the increase in total operating expenses $122,571 (which included the non-cash interest charge of $61,795).

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

The Company is continually monitoring and controlling its operating expenses so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity.
2003.

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

ITEM 7.  FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Battelle & Battelle LLP, Independent Auditors

Consolidated Balance Sheets, as restated, at December 31, 2001 and 2000

Consolidated Statement of Operations, as restated, for the Years Ended December 31, 2001 and 2000

Consolidated Statement of Shareholders' Equity, as restated, for the Years Ended December 31, 2001 and 2000

Consolidated Statement of Cash Flows, as restated, for the Years Ended December 31, 2001 and 2000

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

March 14, 2002, except for Note 2, as to which the date is December 23, 2002.

Battelle & Battelle LLP


                ADVANT-E CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEET

                                                   December 31
                                             -----------------------
                       ASSETS                  2001           2000
                                               ----           ----
                                             RESTATED       RESTATED
                                             --------       --------
CURRENT ASSETS
  Cash and cash equivalents                  180,679          56,457
  Accounts receivable, net                    84,229          63,846
  Prepaid expenses                            83,092           6,153
  Deferred income taxes                       39,716          36,762
                                           ---------         -------
      Total current assets                   387,716         163,218

SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $271,632 at
  December 31, 2001 and $167,379 at
  December 31, 2000                          511,542         267,358

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $153,846 at December 31,
  2001 and $124,682 at December 31, 2000      58,325          53,511

OTHER ASSETS
  Deferred income taxes                       53,664          39,036
                                           ---------         -------
      Total assets                         1,011,247         523,123
                                           =========         =======
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            96,950          93,578
  Accrued expenses                            55,887          23,738
  Deferred revenue                           114,297         185,959
  Bank notes payable                          91,798         117,202
  Convertible subordinated notes
    payable, net                       	   364,320               -
  Notes payable to shareholder                45,000               -
                                           ---------         -------
      Total current liabilities              768,252         420,477
                                           ---------         -------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
  shares authorized; 5,661,002 issued and
  outstanding at December 31, 2001 and
  5,613,834 at December 31, 2000               5,661           5,613
  Paid-in capital                            763,287         461,357
  Retained earnings deficit                 (525,953)       (364,324)
                                           ---------         -------
      Total shareholders' equity             242,995         102,646
                                           ---------         -------
      Total liabilities and shareholders'
      equity                               1,011,247         523,123
                                           =========         =======


The accompanying notes are an integral part of the financial statements.


                         ADVANT-E CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Year Ended December 31
                                                  ----------------------
                                                     2001         2000
                                                     ----         ----
                                                  RESTATED      RESTATED
                                                  --------      --------
REVENUES
  Internet products and services                   839,074        237,960
  Software and license fees                        346,244        525,747
                                                 ---------      ---------
      Total revenues                             1,185,318        763,707
                                                 ---------      ---------
OPERATING EXPENSES
  Production                                        61,468         16,568
  Salaries and benefits                            734,922        754,782
  General and administrative                       301,964        320,297
  Compensation for post-merger professional
    services in exchange for stock                       -         84,800
  Compensation for investor relations services
    in exchange for warrants                         4,800              -
  Depreciation                                      29,164         26,357
  Amortization                                     104,253         84,813
  Interest                                         127,958         21,002
  Bad debt expense                                       -         25,000
                                                 ---------      ---------
     Total operating expenses                    1,364,529      1,333,619
                                                 ---------      ---------
LOSS BEFORE INCOME TAX BENEFIT                    (179,211)      (569,912)
INCOME TAX BENEFIT                                ( 17,582)      ( 84,656)
                                                 ----------     ---------
NET LOSS                                          (161,629)      (485,256)
                                                 =========      =========
LOSS PER SHARE
  Basic and diluted                                  (0.03)         (0.09)
                                                 =========      =========
AVERAGE SHARES OUTSTANDING
  Basic and diluted                              5,638,969      5,340,793
                                                 =========      =========

The accompanying notes are an integral part of the financial statements.

                           ADVANT-E CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           RESTATED
                            ------------------------------------------------
                              Common Stock              Retained
                            -----------------  Paid-in  Earnings
                              Shares   Amount  Capital  (Deficit)    Total
                            ---------  ------  -------  --------    --------
Balance, January 1, 2000,
  as originally reported    5,378,173   5,378  890,480  (642,579)    253,279
  Restatement to recognize
    Issuance of common stock
    For services on merger
    Date, April 10, 2000     (400,000)   (400)     400         -           -
                            ---------   -----  -------   -------     -------
Balance, January 1, 2000,
  as restated               4,978,173   4,978  890,880  (642,579)    253,279
  Net loss, as restated                                 (485,256)   (485,256)
  Issuance of common stock
    for cash                  235,661     235  249,588               249,823
  Issuance of common stock
    for services
      Total                   400,000     400  423,600               424,000
      Merger related                          (339,200)             (339,200)
  Reorganization deficit
     reclassification                         (763,511)  763,511           -
                            ---------   -----  -------   -------     -------
Balance, December 31, 2000,
  as restated               5,613,834   5,613  461,357  (364,324)    102,646
  Net loss, as restated                                 (161,629)   (161,629)
Issuance of common stock
    for cash                   47,168      48   49,950                49,998
  Warrants issued
    with 15% convertible
    subordinated notes                          70,276                70,276
  Beneficial conversion
    feature of 15% convertible
    subordinated notes                         176,904               176,904
  Warrants issued with investor
    relations services contract                  4,800                 4,800
                            ---------   -----  -------   -------     -------
Balance December 31, 2001,
  as restated               5,661,002   5,661  763,287  (525,953)    242,995
                            =========   =====  =======   =======     =======

The accompanying notes are an integral part of the financial statements.


               ADVANT-E CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year Ended December 31
                                                      -----------------------
                                                         2001         2000
                                                         ----         ----
                                                      RESTATED      RESTATED
                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           (161,629)     (485,256)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                     29,164        26,357
      Amortization of software development costs      104,253        84,813
      Interest expense from amortization of discount
        on convertible subordinated notes payable
        resulting from valuation of warrants
        issued with those notes                        17,569             -
      Interest expense from amortization of discount
        on convertible subordinated notes payable
        resulting from valuation of beneficial
        conversion privilege of those notes            68,931             -
      Compensation for post-merger professional
        services in exchange for stock                      -        84,800
      Compensation for investor relations services
        in exchange for warrants                        4,800             -
      Income tax benefit                              (17,582)      (76,703)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                             (20,383)       58,323
      Prepaid expenses                                (76,939)        5,864
      Accounts payable                                  3,372        30,161
      Accrued expenses                                 32,149         4,630
      Deferred revenue                                (71,662)       17,235
                                                      -------       -------
        Net cash used in operating activities        ( 87,957)     (249,776)
                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                              (33,978)      (30,355)
  Software development costs                         (348,437)     (147,629)
                                                      -------       -------
        Net cash used in investing activities        (382,415)     (177,984)
                                                      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on convertible subordinated notes        525,000             -
  Borrowings on bank loans                             41,771        67,358
  Borrowings on notes payable to shareholder           45,000             -
  Payments on bank loans                              (67,175)      (66,050)
  Proceeds from sale of common stock                   49,998       249,823
                                                      -------       -------
        Net cash provided by financing activities     594,594       251,131
                                                      -------       -------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS   124,222      (176,629)
  Cash and cash equivalents, beginning of year         56,457       233,086
                                                      -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR                180,679        56,457
                                                      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                        17,802        21,002
  Federal income tax refund received                        -         7,953
  Non-cash transactions
   Fair value of 400,000 common shares issued in
   exchange for professional services, valued at
   $1.06 per share:
     Merger related service                                 -       339,200
     Post merger services                                   -        84,800
  Fair value of warrants issued with convertible
     subordinated notes                                70,276             -
  Fair value of beneficial conversion privilege
     of convertible subordinated notes                176,904             -
  Fair value of warrants issued in partial payment
     for investor relations services                    4,800


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

Total capitalized software costs amounted to $783,174 at December 31, 2001 and $434,737 at December 31, 2000, and the related accumulated amortization was $271,632 and $167,379, respectively. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization expense was $104,253 in 2001 and $84,813 2000.

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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $86,500 in 2001.

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

The Company issued 20,000 warrants in 2001 as partial compensation for investor relations services. These warrants have been valued according to SFAS 123, and the Black-Scholes option pricing model has been used to estimate the fair value of the warrants at $4,800. This amount shows on the 2001 Consolidated Statement of Operations as Compensation for investor relations services in exchange for warrants.

The Company issued 675,000 detachable warrants in connection with its 15% convertible subordinated notes issued at various dates in 2001. These warrants have been valued according to SFAS 123, and the Black-Scholes option pricing model has been used to estimate the fair value of the warrants at $70,276. The Company amortized this amount as interest expense over the one-year term of the notes.

The Company's 15% convertible subordinated notes issued in 2001 contained a beneficial conversion privilege that has been recorded as interest expense according to the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ration, to Certain Convertible Instruments". The Company estimated the fair value of the beneficial conversion privilege at $176,904. The Company amortized this amount as interest expense over the one year term of the notes.

A summary of the effect of the restatement follows:

                                         As Previously
  At December 31, 2000                     Reported             As Restated
  --------------------                   -------------          -----------
Common Stock                                  5,613                  5,613
Paid-in capital                             376,557                800,557
Paid-in capital from issuance of
  400,000 shares for services                     -               (339,200)
                                            -------                -------
Paid-in capital--net                        376,557                461,357
Retained earnings deficit                  (279,524)              (364,324)
                                            -------                -------
Stockholders' equity                        102,646                102,646
                                           ========                =======

                                         As Previously
For the year ended December 31, 2000       Reported             As Restated
------------------------------------     -------------          -----------
Compensation for post-merger professional
  services in exchange for stock                  -                 84,800
Net loss                                   (400,456)              (485,256)
Basic and diluted net loss per share          (0.07)                 (0.09)
Average shares outstanding-basic
  and diluted                             5,450,381              5,340,793

                                         As Previously
  At December 31, 2001                     Reported             As Restated
  --------------------                   -------------          -----------
Current Liabilities
  Convertible subordinated notes
  payable                                   525,000                364,320
Total current liabilities                   928,932                768,252

Common stock                                  5,661                  5,661
Paid-in capital                             426,507                763,287
Retained earnings deficit                  (349,853)              (525,953)
                                            -------                -------
Total stockholders' equity                   82,315                242,995
                                            =======                =======

                                         As Previously
For the year ended December 31, 2001       Reported             As Restated
------------------------------------     -------------          -----------
Compensation for investor relations
   services in exchange for warrants              -                  4,800
Interest expense                             41,458                127,958
Total operating expenses                  1,273,229              1,364,529
Loss before taxes                           (87,911)              (179,211)
Net loss                                    (70,329)              (161,629)
Basic and diluted loss per share              (0.01)                 (0.03)


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
                                 ======        =======     ======

In connection with the merger, the $763,511 cumulative loss resulting from Advant-e's pre-merger activities was removed from the retained earnings deficit at December 31, 2000 and charged against paid-in capital. The remaining retained earnings deficit at December 31, 2000 of $364,324 represents the cumulative loss from ongoing operations of the Company.

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

NOTE 5 - BANK NOTES PAYABLE

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

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

Convertible subordinated notes payable consist of the following:

                                                        December 31,
                                                        -----------
                                                     2001          2000
                                                     ----          ----

  15% convertible subordinated notes that
    mature on various dates through December
    17, 2003                                        525,000             -
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion privilege                          160,680              -
                                                    -------        -------
                                                    364,320              -
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

The holders of the notes have warrants valid for three years from the date the note was issued (later extended to four years) to purchase a total of 675,000 shares of the Company's common stock at a price of $1.205 per common share.
The Company used the Black-Scholes pricing model to estimate the fair value of the warrants at the date of issuance at $70,276. The Company estimated the fair value of the beneficial conversion privilege of the notes at $176,904 in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting
for Convertible Securities with Beneficial Conversion Features or Contingently
Adjustable Conversion Ratios, to Certain Convertible Instruments."   The fair
value of the warrants at the date of issuance and the fair value of the beneficial conversion privilege were amortized to interest expense over the 12-month initial term of the notes beginning in the fourth quarter of 2001.

NOTE 7 - NOTES PAYABLE TO SHAREHOLDER

The Company received $45,000 in 2001 from its President and majority shareholder in exchange for 8% notes, payable on demand. These notes are fully subordinated to the $62,529 commercial bank note payable.

NOTE 8 - PROFIT SHARING PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. The Company may make annual discretionary contributions to the plan based on participants' contributions. The Company made no contributions to the plan in 2001 and 2000.

NOTE 9 - INCOME TAX BENEFIT

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

No tax effect was given to the non-cash interest expense for the value of the detachable warrants and beneficial conversion privilege related to the Convertible Subordinated Notes because those amounts are not deductible for income tax purposes. In addition, no tax effect was given to the non-cash compensation expense for post-merger professional services in exchange for stock.

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

NOTE 10 - LOSS PER SHARE

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

Warrants attached to the convertible subordinated notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding from several dates since September 27, 2001 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants, which expire on several dates in 2004 (later extended to several dates in 2005, the latest of which is December 17, 2005), remained outstanding at December 31, 2001.

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

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

NOTE 12 - OPERATING LICENSE COMMITMENT

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

NOTE 13 - EQUIPMENT LEASE COMMITMENT

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

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED) RESTATED

Summarized quarterly financial data follow:

                                              Quarters Ended
                             -------------------------------------------------
                             March 31     June 30   September 30   December 31
                               2001        2001         2001          2001
                               ----        ----         ----          ----
Revenues                      197,630     262,133     325,132        400,423

Net loss                     ( 97,400)   ( 43,799)     (9,698)       (10,732)

Basic and diluted
loss per share                  (0.02)      (0.01)      (0.00)         (0.00)

                                              Quarters Ended
                             -------------------------------------------------
                             March 31     June 30   September 30   December 31
                               2000        2000         2000          2000
                               ----        ----         ----          ----
Revenues                      201,255     171,346     225,465        165,641

Net loss                      (95,018)   (232,751)   ( 23,691)      (133,796)

Basic and diluted
loss per share                  (0.02)      (0.04)      (0.00)         (0.02)


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

(i)   The following table has been completed for each Director of the Company:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
-----------------                      -------          -------    ----------
Jason Wadzinski                        3,658,508           0           64.6
C/O EDICT Systems, Inc.
1619 Mardon Dr.
Dayton, OH  45432

John F. Sheffs                           311,338           0            5.5
3545 Woodgreen Dr.
Beavercreek, OH  45434

 (ii) The following table has been completed for each Executive Officer of the Company:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
                                       ------           -------    ----------
Jason Wadzinski                        3,658,508           0           64.6
C/O EDICT Systems, Inc.
1619 Mardon Dr.
Dayton, OH  45432

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

                                       Common           Options    Percent of
                                       Shares                        Class
                                       ------           -------    ----------
All Officers and                       3,969,846           0         70.1
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

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                                          # shares
---------------------                                    ----------------------
                                                               Year Ended
                                                              December 31,
                                                          2001          2000
                                                          ----          ----

Basic:

Outstanding at January 1, 2000                           5,613,834

April 10, 2000 Common shares outstanding at merger
               date                                                    619,173
April 10, 2000 Issuance of 4,359,000 common shares
               to Edict Systems, Inc., shareholder
               at time of merger                                     4,359,000
April 10, 2000 Issuance of 400,000 common shares at
               time of merger through private
               placement                                               290,411
Aug. 7, 2000   Issuance of 94,335 common shares
               pursuant to stock purchase agreement                     37,734
Aug. 10, 2000  Issuance of 44,330 common shares
               pursuant to stock purchase agreement                     17,356
Sept. 1, 2000  Issuance of 47,000 common shares
               pursuant to stock purchase agreement                     15,710
Sept. 7, 2000  Issuance of 2,830 common shares
               pursuant to stock purchase agreement                        892
Dec. 28, 2000  Issuance of 47,166 common shares
               pursuant to stock purchase agreement                        517
June 12, 2001  Issuance of 23,584 common shares
               pursuant to stock purchase agreement         13,117           -
June 29, 2001  Issuance of 23,584 common shares
               pursuant to stock purchase agreement         12,018           -
                                                         ---------   ---------
                                                         5,638,969   5,340,793

March 24, 2001 Issuance of 15% $50,000 Convertible
               Subordinated Note, convertible
               on March 19, 2002 at $1.06 per
               share (conversion is now anti-
               dilutive)                                         -
June 26, 2001, Issuance of 15% $25,000 Convertible
               Subordinated Notes, convertible
               on June 26, 2002 at $1.06 per
               share (conversion is anti-
               dilutive                                          -
June 26, 2001  Issuance of warrant to purchase 20,000
               common shares, excluded because
               the exercise price exceeded the
               average market price                              -
Sept. 27, 2001 Issuance of 15% $250,000
               Convertible Subordinated Note, convertible
               on September 22, 2002 at $1.06 per share
               (conversion is anti-dilutive)                     -
Sep. 27, 2001  Issuance of warrant to purchase 375,000
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
Oct. 7, 2001   Issuance of 15% $75,000 Convertible
               Subordinated Note, convertible on October
               7, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                 -
Oct. 7, 2001   Issuance of warrant to purchase 112,500
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
Nov. 27, 2001  Issuance of 15% $30,000 convertible
               Subordinated note, convertible on November
               27, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                 -
Nov. 27, 2001  Issuance of warrant to purchase 45,000
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
Dec. 17, 2001  Issuance of 15% $95,000 convertible
               Subordinated note, convertible on December
               17, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                 -
Dec. 17, 2001  Issuance of warrant to purchase 142,500
               common shares, excluded because the
               exercise price was above the average
               market price                                      -
                                                         ---------   ---------
                                                         5,638,969   5,340,793
                                                         =========   =========

The calculation of both basic and diluted loss per share for 2001 are the same because the Company's convertible subordinated notes are anti-dilutive and the Company's outstanding warrants for the purchase of additional shares of the Company's common shares resulted in no change to the numerator or denominator.

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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-KSB, as amended, for the period ending December 31, 2001, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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