Form 10QSB/A
period 2002-03-31
ADVANT E CORP
filed 2003-01-13
CIK 925043

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

     --------------------------------------------------------------------
       THIS AMENDMENT IS FILED TO RESTATE PART 1. FINANCIAL INFORMATION AND EXHIBIT 11 STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
     --------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the Registrant included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB/A-1 of the Registrant for the year ended December 31, 2001.

RESTATEMENT-As a result of a review by the Securities and Exchange Commission, the financial statements included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc., interest expense in 2001 and 2002 for the value of warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   March    December
                                                    31,         31,
                                                   2002        2001
                                                   ----        ----
                                                (Unaudited)
                                                 ---------
                                                 RESTATED    RESTATED
                                                 --------    --------
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         89,415    180,679
  Accounts receivable, net                         121,291     84,229
  Prepaid expenses                                  93,753     83,092
  Deferred income taxes                             37,121     39,716
                                                   -------    -------
   Total current assets                            341,580    387,716

SOFTWARE DEVELOPMENT COSTS, net of accumulated
    amortization of $298,776 at March 31, 2002
    and $271,632 at December 31, 2001              579,154    511,542

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $160,548 at March 31, 2002
    and $153,846 at December 31, 2001               60,823     58,325

OTHER ASSETS
  Deferred income taxes                             53,664     53,664
                                                 ---------  ---------
   Total assets                                  1,035,221  1,011,247
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 116,765     96,950
  Accrued expenses                                 100,650     55,887
  Deferred revenue                                  94,542    114,297
  Bank notes payable                                60,562     91,798
  Convertible subordinated notes payable, net      426,115    364,320
  Notes payable to shareholder                      45,000     45,000
                                                  --------    -------
   Total current liabilities                       843,634    768,252
                                                  --------   --------

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at March 31, 2002 and
    at December 31, 2001                             5,661      5,661
  Paid-in capital                                  763,287    763,287
  Retained earnings deficit                       (577,361)  (525,953)
                                                  --------   --------
   Total shareholders' equity                      191,587    242,995
                                                 ---------  ---------
   Total liabilities and shareholders' equity    1,035,221  1,011,247
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                     2002      2001
                                                     ----      ----
                                                   RESTATED
                                                   --------
REVENUES
  Internet products and services                    344,009    89,734
  Software and license fees                          59,241   107,896
                                                    -------   -------
     Total revenues                                 403,250   197,630
                                                    -------   -------
OPERATING EXPENSES
  Production                                         32,558     1,283
  Salaries and benefits                             230,175   200,169
  General and administrative                         70,334    60,056
  Depreciation                                        6,702     7,500
  Amortization of software development costs         27,144    21,203
  Interest                                           85,150     4,819
                                                   --------   -------
     Total operating expenses                       452,063   295,030
                                                    -------   -------
LOSS BEFORE TAXES                                   (48,813)  (97,400)

INCOME TAXES                                          2,595         -
                                                   --------  --------
NET LOSS                                            (51,408)  (97,400)
                                                   ========  ========

LOSS PER SHARE
  Basic and diluted                                   (0.01)    (0.02)
                                                      =====     =====
AVERAGE SHARES OUTSTANDING
  Basic and diluted                               5,661,002 5,613,834
                                                  ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Three Months Ended
                                                      March 31,
                                                    2002      2001
                                                    ----      ----
                                                  RESTATED
                                                  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           (51,408) ( 97,400)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
      Depreciation                                   6,702     7,500
      Amortization                                  27,144    21,203
      Deferred income taxes                          2,595         -
      Interest expense from amortization of
        discount on convertible subordinated
        notes payable resulting from valuation
        of warrants issued with those notes         17,569         -
      Interest expense from amortization of
        discount on convertible subordinated
        notes payable resulting from valuation
        of beneficial conversion privilege
        of those notes                              44,226         -
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                          (37,062)    6,557
      Prepaid expenses                             (10,661)    2,061
      Accounts payable                              19,815    21,234
      Accrued expenses                              44,763    20,471
      Deferred revenue                             (19,755)  (22,049)
                                                  --------  --------
Net cash provided by (used in) operating
  activities                                        43,928   (40,423)
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                            (9,200)  (12,973)
  Software development costs                       (94,756)  (48,486)
                                                  --------   -------
Net cash used in investing activities             (103,956)  (61,459)
                                                  --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on convertible subordinated notes           -    50,000
  Borrowings on bank loans                               -    39,900
  Payments on bank loans                           (31,236)   (1,540)
                                                   -------  --------
Net cash  (used in) provided by financing
  activities                                       (31,236)   88,360
                                                   -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (91,264)  (13,522)

  Cash and cash equivalents, beginning of period   180,679    56,457
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            89,415    42,935
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                      2,767     4,819

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                 RESTATED
                            --------------------------------------------------
                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------

Balance December 31, 2000,
  as previously reported    5,613,834   5,613     376,557  (279,524)   102,646
  Issuance of 400,000 common
  shares on April 10, 2000,
  in exchange for services,
  valued at $1.06 per share:                      424,000              424,000
    Merger related services                      (339,200)            (339,200)
    Post-merger services                                   ( 84,800)  ( 84,800)
                            ---------  ------  ---------- ---------   ---------
Balance December 31, 200,
  as restated               5,613,834   5,613     461,357  (364,324)   102,646

  Net loss, as restated                                    (161,629)  (161,629)
  Issuance of common stock
    for cash                   47,168      48      49,950               49,998
  Warrants issued with 15%
    Convertible subordinated
    Notes                                          70,276               70,276
  Beneficial conversion
    Feature of 15% convertible
    Subordinated notes                            176,904              176,904
  Warrants issued with
    Professional services
    Contract                                        4,800                4,800
                            ---------   -----     -------  --------    -------
Balance December 31, 2001,
  As restated               5,661,002   5,661     763,287  (525,953)   242,995
  Net loss                                                 ( 51,408)   (51,408)
                           ----------  ------   --------- ---------   --------

Balance March 31, 2002      5,661,002   5,661     763,287  (577,361)   191,587
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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $61,795 and $0 for the three months ended March 31, 2002 and 2001, respectively.

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

A summary of the effect of the restatement follows:

                                         As Previously
  At March 31, 2002                         Reported            As Restated
  --------------------                   -------------          -----------
Convertible subordinated notes payable, net 525,000               426,115
Total current liabilities                   942,519               843,634

Common stock                                  5,661                 5,661
Paid-in capital                             426,507               763,287
Retained earnings deficit                  (339,466)             (577,361)
                                            -------               -------
Total stockholders' equity                   92,702               191,587
                                            =======               =======

                                         As Previously
  At December 31, 2001                     Reported             As Restated
  --------------------                   -------------          -----------
Current Liabilities
  Convertible subordinated notes
  payable                                   525,000               364,320
Total current liabilities                   928,932               768,252

Common stock                                  5,661                 5,661
Paid-in capital                             426,507               763,287
Retained earnings deficit                  (349,853)             (525,953)
                                            -------               -------
Total stockholders' equity                   82,315               242,995
                                            =======               =======

   For the three months ended           As Previously
   March 31, 2002                          Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                             23,355                85,150
Total operating expenses                    390,268               452,063
Income (loss) before taxes                   12,982               (48,813)
Net income (loss)                            10,387               (51,408)
Basic and diluted earnings (loss)
  per share                                    0.00                 (0.01)
Average shares outstanding-diluted        5,695,549             5,661,002

   For the three months ended
   March 31, 2001
   --------------------------
No change.

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

NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consist of the following:
                                                    March 31,    December 31,
                                                      2002	         2001
                                                      ----           ----
  15% convertible subordinated notes that
    mature two years from dates of issuance,
    on various dates through December 17, 2003      525,000        525,000
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion privilege                           98,885        160,680
                                                    -------        -------
                                                    426,115        364,320
                                                    =======        =======

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


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------

Net loss                            (51,408)

Basic Loss Per Share:
Loss available to common
  shareholders                      (51,408)        5,661,002         (0.01)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of convertible
  subordinated notes are
  anti-dilutive                           -                 -             -

Diluted loss per share:
Loss available to common
  shareholders plus assumed
  conversion                        (51,408)        5,661,002         (0.01)


Warrants issued in connection with the Convertible Subordinated Note to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in the three months ended March 31, 2002. The warrants expire on several dates in 2004.

The warrants attached to the 15% convertible subordinated notes are anti-dilutive because they result in a reduction of basic loss per share in three months ended March 31, 2002. If the notes are converted at maturity there would be 569,575 additional outstanding and weighted average common shares for the three months ended March 31, 2002.

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

NOTE 11 - OPERATING LICENSE COMMITMENT

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

NOTE 12 - EQUIPMENT LEASE COMMITMENT

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

RESTATEMENT - As a result of a review by the Securities and Exchange Commission, the Balance Sheets as of March 31, 2002 and December 31, 2001, the Statement of Operations and the Statement of Cash Flows for the three months ended March
31, 2002, and the Statement of Shareholders' Equity included in this Form 10-QSB/A have been restated. These restatements reflect compensation expense for the issuance of 400,000 shares of the Company's common stock in 2000 related to the Company's merger with EDICT Systems, Inc., interest expense in 2001 and 2002 for the value of warrants and beneficial conversion privileges related to the Company's convertible subordinated notes, and compensation expense in 2001 for 20,000 warrants issued in exchange for services.

This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-QSB. Please refer to the Company's most recently filed Form 10-KSB for the year ended December 31, 2001, filed April 1, 2002 for a thorough discussion of the Company's business and to the Form 10-SB filed October 13, 2000 for a thorough discussion of risk factors.

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

Operating expenses of $452,063 in Q1 2002 increased by $157,033 from Q1 2001. Production expenses increased by $31,275 primarily due to the use of leased software which began in July 2001 ($29,286). Salaries and benefits increased by $30,006 (15%) due to the addition of six personnel needed to maintain, support, and market GroceryEC ($23,132) and additional health insurance premiums resulting from both additional personnel and increased insurance rates ($6,195). General and administrative expenses increased by $10,278 (17%) due to the need for additional bandwidth and other transaction processing costs resulting from the substantial increase in the volume of GroceryEC transactions processed in the first quarter of 2002. Amortization expense increased by $5,941 due to the amortization of costs for the development of GroceryEC retailer Hub modules. Interest expense increased by $80,331 due to interest on the $525,000 Convertible Subordinated Notes which were outstanding throughout the first three months of 2002 as compared to only $50,000 of debt outstanding for 4 days in the first three months of 2001.

Interest expense in the first three months of 2002 included $61,795 non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes, compared to none in the first three months of 2001.

The income tax expense of $2,595 in the first three months of 2002 resulted from the non-deductibility for income tax purposes of the non-cash interest expense.

Accordingly, the Company reports a net loss in Q1 2002 of $51,408 ($0.01 per common share) compared to the net loss in Q1 2001 of $97,400 ($0.02 per common share).

Liquidity and Capital Resources

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

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:



Date and Description                         # shares
---------------------                 -----------------------
                                       Three Months Ended
                                           March 31,
                                         2002      2001
                                         ----      ----

Basic:

Outstanding at beginning and end
of period                           5,661,002   5,613,834

Diluted:

March 24, 2001 Issuance of 15%
convertible subordinated note,
Convertible at $1.06 per share
(conversion is anti-dilutive)                           -

Warrants attached to the convertible
subordinated notes are anti-dilutive       -
                                    ---------   ---------
                                    5,661,002   5,613,834
                                    =========   =========



Warrants issued in connection with the Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in the three months ended March 31, 2002. The warrants expire on several dates in 2004.

The warrants attached to the 15% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in the three months ended March 31, 2002. If the notes are converted at maturity there would be 569,575 additional outstanding and weighted average common shares for the three months ended March 31, 2002 and 54,245 outstanding shares resulting in 4,822 additional weighted average common shares for the three months ended March 31, 2001.

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


EXHIBIT 99 - CERTIFICATIONS

I, Jason K. Wadzinski, certify that:

1. I have reviewed this quarterly report, as amended on Form 10-QSB of Advant-e Corporation;

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

January 13, 2003                                     By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


I, James E. Lesch, certify that:

1. I have reviewed this quarterly report, as amended on Form 10-QSB of Advant-e Corporation;

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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, as Amended, for the period ending March 31, 2002, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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