Form 10QSB/A
period 2002-06-30
ADVANT E CORP
filed 2003-01-13
CIK 925043

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

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals), and including those required by the above described restatements, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   June      December
                                                    30,         31,
                                                   2002        2001
                                                   ----        ----
                                                (Unaudited)
                                                 ---------
                                                 RESTATED    RESTATED
                                                 --------    --------
                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        101,113    180,679
  Accounts receivable, net                         167,763     84,229
  Prepaid expenses                                  47,315     83,092
  Deferred income taxes                             32,306     39,716
                                                   -------    -------
   Total current assets                            348,497    387,716

SOFTWARE DEVELOPMENT COSTS, net                    635,147    511,542

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $168,648 at June 30, 2002
    and $153,846 at December 31, 2001               55,115     58,325

OTHER ASSETS
  Deferred income taxes                             53,664     53,664
                                                 ---------  ---------
   Total assets                                  1,092,423  1,011,247
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 147,716     96,950
  Accrued expenses                                  98,452     55,887
  Deferred revenue                                 116,086    114,297
  Bank notes payable                                48,206     91,798
  Current portion of long-term liabilities:
    Convertible Subordinated Notes payable, net     75,000    364,320
  Notes payable to shareholder                      45,000     45,000
                                                  --------    -------
   Total current liabilities                       530,460    768,252
                                                  --------   --------
LONG-TERM LIABILITIES
  Convertible Subordinated Notes Payable, net      401,825          -
                                                  --------   --------
   Total liabilities                               932,285    768,252
                                                  --------   --------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding at June 30, 2002 and
    at December 31, 2001                             5,661      5,661
  Paid-in capital                                  763,287    763,287
  Retained earnings deficit                       (608,810)  (525,953)
                                                  --------   --------
   Total shareholders' equity                      160,138    242,995
                                                 ---------  ---------
   Total liabilities and shareholders' equity    1,092,423  1,011,247
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                      2002    2001         2002     2001
                                      ----    ----         ----     ----
                                  RESTATED  RESTATED    RESTATED  RESTATED
                                  --------  --------    --------  --------
REVENUES
  Internet products and services   383,507   172,882     727,516   262,616
  Software and license fees        107,930    89,251     167,171   197,147
                                   -------   -------     -------   -------
     Total revenues                491,437   262,133     894,687   459,763
                                   -------   -------     -------   -------
OPERATING EXPENSES
  Production                        36,327     3,583      68,885     4,866
  Salaries and benefits            245,536   196,000     475,711   396,169
  General and administrative       123,110    68,984     193,444   129,040
  Depreciation                       8,100     5,318      14,802    12,818
  Amortization of software
    development costs               31,168    21,203      58,312    42,406
  Interest                          73,830    19,130     158,980    23,949
                                   -------   -------     -------   -------
     Total operating expenses      518,071   314,218     970,134   609,248
                                   -------   -------     -------   -------
LOSS BEFORE TAXES                  (26,634) ( 52,085)    (75,447) (149,485)

INCOME TAXES (BENEFIT)               4,815  (  8,286)      7,410  (  8,286)
                                   -------   -------     -------   -------
NET LOSS                           (31,449) ( 43,799)    (82,857) (141,199)
                                   =======   =======     =======   =======

LOSS PER SHARE
  Basic and diluted                  (0.01)    (0.01)      (0.01)    (0.03)
                                     =====     =====       =====     =====
AVERAGE SHARES OUTSTANDING
  Basic and diluted              5,661,002 5,619,276   5,661,002 5,616,570
                                 ========= =========   ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Six Months Ended
                                                         June 30,
                                                      2002     2001
                                                      ----     ----
                                                  RESTATED  RESTATED
                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           (82,857) (141,199)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation                                  14,802    12,818
      Amortization of software development costs    58,312    42,406
      Deferred income taxes                          7,410  (  8,286)
      Interest expense from amortization of
        discount on convertible subordinated
        notes payable resulting from valuation
        of warrants issued with those notes         35,138         -
      Interest expense from amortization of
        discount on convertible subordinated
        notes payable resulting from valuation
        of beneficial conversion privilege
        of those notes                              77,367    11,085
  Increase (decrease) in cash arising from
  changes in assets and liabilities:
      Accounts receivable                          (83,534)   15,983
      Prepaid expenses                              35,777       552
      Accounts payable                              50,766    25,925
      Accrued expenses                              42,565    10,792
      Deferred revenue                               1,789   (23,527)
                                                  --------  --------
Net cash provided by (used in) operating
  activities                                       157,535   (53,451)
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                          ( 11,592) ( 25,021)
  Software development costs                      (181,917) (103,863)
                                                  --------   -------
Net cash used in investing activities             (193,509) (128,884)
                                                  --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable to shareholder             -    45,000
  Borrowings on convertible subordinated notes           -    75,000
  Borrowings on bank loans                               -    40,506
  Payments on bank loans                           (43,592)   (1,540)
                                                   -------   -------
                                                   (43,592)  158,966
  Proceeds from sale of common stock                     -    49,998
                                                   -------   -------
Net cash  (used in) provided by financing
  activities                                       (43,592)  208,964
                                                   -------   -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                ( 79,566)   26,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     180,679    56,457
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           101,113    83,086
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                      5,299    10,123
  Non-cash transactions
    Fair value of beneficial conversion
      privilege of Convertible Subordinated Notes        -    44,340

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                  RESTATED
                            -------------------------------------------------
                              Common Stock                 Retained
                            -----------------     Paid-in  Earnings
                             Shares    Amount     Capital  (Deficit)    Total
                            ---------  ------    --------  --------     ------

Balance December 31, 2000,
  as previously reported    5,613,834   5,613     376,557  (279,524)   102,646

  Issuance of 400,000 common
  shares on April 10, 2000,
  in exchange for services,
  valued at $1.06 per share:                      424,000              424,000
    Merger related services                      (339,200)            (339,200)
    Post-merger services                                    (84,800)  ( 84,800)
                           ----------  ------   --------  ---------   ---------
Balance December 31, 2000,
  as restated               5,613,834   5,613     461,357  (364,324)   102,646

  Net loss, as restated                                    (161,629)  (161,629)
  Issuance of common stock
    for cash                   47,168      48      49,950               49,998
  Warrants issued with 15%
    convertible subordinated
    notes                                          70,276               70,276
  Beneficial conversion
    feature of 15% convertible
    subordinated notes                            176,904              176,904
  Warrants issued with
    professional services
    contract                                        4,800                4,800
                           ----------  ------   --------- ---------   ---------

Balance December 31, 2001,
  as restated               5,661,002   5,661     763,287  (525,953)   242,995
  Net loss                                                  (82,857)   (82,857)
                           ----------  ------   --------- ---------   --------

Balance June 30, 2002       5,661,002   5,661     763,287  (608,810)   160,138
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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $112,505 for the six months ended June 30, 2002 and $11,085 for the six months ended September 30, 2001.

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

A summary of the effect of the restatement follows:

                                         As Previously
  At June 30, 2002                         Reported             As Restated
  --------------------                   -------------          -----------
Total current liabilities                   530,460               530,460
Long-term liabilities                       450,000               401,825
Total liabilities                           980,460               932,285

Common stock                                  5,661                 5,661
Paid-in capital                             426,507               763,287
Retained earnings deficit                  (320,205)             (608,810)
                                            -------               -------
Total stockholders' equity                  111,963               160,138
                                            =======               =======

                                         As Previously
  At December 31, 2001                     Reported             As Restated
  --------------------                   -------------          -----------
Current Liabilities
  Convertible subordinated notes
  payable                                   525,000               364,320
Total current liabilities                   928,932               768,252
Total liabilities                           928,932               768,252

Common stock                                  5,661                 5,661
Paid-in capital                             426,507               763,287
Retained earnings deficit                  (349,853)             (525,953)
                                            -------               -------
Total stockholders' equity                   82,315               242,995
                                            =======               =======

   For the six months ended             As Previously
   June 30, 2002                          Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                             46,475               158,980
Total operating expenses                    857,629               970,134
Income (loss) before taxes                   37,058               (75,447)
Net income (loss)                            29,648               (82,857)
Basic and diluted earnings (loss)
  per share                                    0.01                 (0.01)
Average shares outstanding-diluted        5,700,553             5,661,002

   For the three months ended           As Previously
   June 30, 2002                           Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                             23,120                73,830
Total operating expenses                    467,361               518,071
Income (loss) before taxes                   24,076               (26,634)
Net income (loss)                            19,261               (31,449)
Basic and diluted earnings (loss)
  per share                                    0.00                 (0.01)
Average shares outstanding-diluted        5,700,553              5,661,002

   For the six months ended             As Previously
   June 30, 2001                           Reported             As Restated
   --------------------------            -------------          -----------
Interest expense                             12,864                23,949
Total operating expenses                    598,163               609,248
Loss before taxes                          (138,400)             (149,485)
Net loss                                   (130,114)             (141,199)
Basic and diluted loss per share              (0.02)                (0.03)

   For the three months ended            As Previously
   June 30, 2001                          Reported             As Restated
   -------------------------             -------------          -----------
Interest expense                              8,045                19,130
Total operating expenses                    303,133               314,218
Loss before taxes                          ( 41,000)             ( 52,085)
Net loss                                   ( 32,714)             ( 43,799)
Basic and diluted loss per share              (0.01)                (0.01)

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

NOTE 4 - BANK NOTES PAYABLE

The Company has a commercial bank note payable that accrues interest on the outstanding borrowings at 7.75% per annum. Outstanding borrowings under this agreement were $22,639 at June 30, 2002 and $62,529 at December 31, 2001.
The loan is payable in monthly installments of $3,861 (principal and interest) to December 31, 2002. The loan is collateralized by substantially all the Company's assets, and is fully guaranteed by the Company's majority shareholder, and is partially guaranteed for $22,639 by another shareholder.

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

NOTE 5 - LONG-TERM LIABILITIES

Long-term liabilities consist of the following:
                                                    June 30,     December 31,
                                                      2002	         2001
                                                      ----           ----
  15% convertible subordinated notes that
    mature two years from dates of issuance,
    on various dates through December 17, 2003      525,000        525,000
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion privilege                           48,175        160,680
                                                    -------        -------
                                                    476,825        364,320

  Less:  current maturities                          75,000              -
                                                    -------        -------
                                                    401,825        364,320
                                                    =======        =======
The notes as originally issued matured one year from date of issuance (various dates in 2001); however, the maturity dates of the notes have been extended by one additional year to two years from the date of the notes.

These notes are subordinated to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at $1.06 per common share. The holders of the notes have warrants until three years after the dates of the notes (later extended to four years) to purchase a total of 675,000 shares of the Company's common stock at a price of $1.205 per common share.

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

NOTE 10 - LOSS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended June 30, 2002 and for the six months ended June 30, 2002 follows:


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------
Three months ended June 30, 2002
--------------------------------
Net loss                            (31,449)

Basic Earnings Per Share:
Loss available to common
  shareholders                      (31,449)        5,661,002         (0.01)

Effect of dilutive securities:
Detachable warrants and beneficial
  Conversion feature of Convertible
  Subordinated Notes are
  Anti-dilutive                           -                 -             -

Diluted loss per share:
Loss available to common
  shareholders plus assumed
  conversion                        (31,449)        5,661,002         (0.01)

Six months ended June 30, 2002
------------------------------
Net loss                            (82,857)

Basic Earnings Per Share:
Loss available to common
  shareholders                      (82,857)         5,661,002         (0.01)

Effect of dilutive securities:
Detachable warrants and beneficial
  Conversion feature of Convertible
  Subordinated Notes are
  Anti-dilutive                            -                 -             -

Diluted earnings per share:
Loss available to common
  shareholders plus assumed
  conversion                        (82,857)         5,661,002         (0.01)



Warrants issued in connection with the Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in both the three months and the six months ended June 30, 2002. The warrants expire on several dates in 2005.

The warrants attached to the 15% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the six months ended June 30, 2002 and a reduction of basic loss per share in both the three months and the six months ended June 30, 2001. If the notes are converted at maturity there would be 655,012 additional outstanding and weighted average common shares for both the three months and the six months ended June 30, 2002.

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

NOTE 12 - EQUIPMENT LEASE COMMITMENT

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

NOTE 13 - SUBSEQUENT EVENT

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

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the six months and for the three months ended June 30, 2002 and 2001 should be read in conjunction with the Company's consolidated financial statements in Item 1 of this 10-QSB/A. The financial statements are consolidated to include the combined results of Advant-e Corporation and EDICT Systems, Inc., the wholly-owned and sole operating subsidiary of Advant-e.

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

Operating expenses of $518,071 in Q2 2002 increased by $203,853 from Q1 2001. The increases were generally in line with the substantial improvement in revenues from the sale of Internet products and services. Salaries and benefits increased by $49,536 due to additional personnel needed to maintain, support and market GroceryEC. General and administrative expenses increased by $54,126 due to additional costs to process GroceryEC transaction volume increases and to market GroceryEC and EnterpriseEC to prospective customers. Production expenses increased by $32,744 primarily due to the use of leased software and computer equipment. Amortization expenses increased by $9,965 due to the amortization of GroceryEC software development costs. Interest expense increased by $54,700 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout the second quarter of 2002.

Interest expense in Q2 2002 included $50,710 non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes, compared to $11,085 in Q2 2001.

Income tax expense in Q2 2002 of $4,815 exceeded the $8,286 income tax benefit in Q2 2001 by $13,101. The income tax expense in Q2 2002 resulted from the non-deductibility for income tax purposes of the non-cash interest expense.

The Company reports a net loss in Q2 2002 of $31,449 compared to the net loss in Q2 2001 of $43,799.

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

Operating expenses of $970,134 in the six months ended June 30, 2002 increased by $360,889. The increases resulted from the substantial increase in the sale of Internet products and services. Production expenses increased by $64,019 primarily due to the use of leased software and computer equipment. Salaries and benefits increased by $79,542 due to the addition of personnel needed to maintain, support, and market GroceryEC. General and administrative expenses increased by $64,404 due to additional costs to process GroceryEC transaction volume increases and to market GroceryEC and Enterprise EC to prospective customers. Amortization expense increased by $15,906 due to the amortization of GroceryEC software development costs. Interest expense increased by $135,031 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout the first six months of 2002.

Interest expense in the first six months of 2002 included $112,505 non-cash amortization of the value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes, compared to $11,085 in the first six months of 2001.

Income tax expense in the first six months of 2002 of $7,410 exceeded the $8,286 income tax benefit in the first six months of 2001 by $15,696. The income tax expense in the first six months of 2002 resulted from the non-deductibility for income tax purposes of the non-cash interest expense.

Accordingly, the Company reports a net loss in the first six months of 2002 of $82,857 compared to the net loss in the first six months of 2001 of $141,199.

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

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                         # shares               # shares
- --------------------                 -----------------------  ---------------
-
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                         2002      2001       2002        2001
                                         ----      ----       ----        ----
Basic:

Outstanding at beginning
of period                           5,661,002   5,613,834  5,661,002  5,613,834
June 12, 2001 Issuance of
  23,584 shares                                     4,924                 2,476
June 29, 2001 Issuance of
  23,584 common shares                                518                   260

Diluted:

March 14, 2001 issuance of 15%
$50,000 Convertible Subordinated
Note, convertible at $1.06 per
Share (conversion is antidilutive)                      -                     -

June 26, 2001 issuance of 15%
$25,000 Convertible Subordinated
Note, convertible at $1.06 per
Share (conversion is antidilutive)                      -                     -

June 26, 2001 issuance of warrants
To purchase 20,000 common shares,
excluded because the exercise price
exceeds the average market price            -           -          -          -

Warrants attached to the
Convertible Subordinated Notes              -           -          -          -

                                    ---------   ---------  ---------  ---------
                                    5,661,002   5,619,276  5,661,002  5,616,570
                                    =========   =========  =========  =========



Warrants issued in connection with the Convertible Subordinated Notes to purchase 675,000 shares of the Company's common stock at $1.205 per share were outstanding in both the three months and the six months ended June 30, 2002. The warrants expire on several dates in 2005.

The warrants attached to the 15% Convertible Subordinated Notes are anti-dilutive because they result in a reduction of basic loss per share in both the three months and the six months ended June 30, 2002 and a reduction of basic loss per share in both the three months and the six months ended
June 30, 2001.

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

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the both the three months and the six months ended June 30, 2002 but were not included in the computation of diluted loss per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.


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

January 13, 2003                                     By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, as amended, for the period ending June 30, 2002, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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