Form 10KSB
period 2002-12-31
ADVANT E CORP
filed 2003-03-31
CIK 925043

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:

                                       None


         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
                     -----------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2,008,389. The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 12, 2003 was $2,268,818. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

The number of shares of outstanding common stock of the issuer as of March 12, 2003 was 5,661,002.

                     DOCUMENTS INCORPORATED BY REFERENCE

Form 10-SB12G/A filed October 13, 2000
Form 8-K filed February 13, 2003

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS HISTORY

Advant-e Corporation (formerly Twilight Productions, Ltd.) ("Advant-e" or "Twilight") was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Twilight acquired all of the issued and outstanding shares of Edict Systems, Inc. ("Edict"), a company incorporated in September of 1994 and organized under the laws of the State of Ohio, pursuant to terms of an Agreement of Plan of Merger dated April 10, 2000 (the "Merger Agreement"). Additional details concerning the merger are contained in the form 10-SB12G/A filed by the company on October 13, 2000.

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

EnterpriseEC also provides value-added services such as conversion of data from one format to another. This is known as server-side data mapping or hosted data translation services and eliminates the need for companies to maintain EDI software and the resources necessary for in-house mapping of data to internal systems.

Customers can administer their EnterpriseEC account via a web-based interface that gives them the ability to manage their trading partner relationships, and for larger users, the ability to manage their entire electronic trading community. Detailed document search capabilities allow customers to flag data for reprocessing, view "raw" EDI data, and by dynamically converting EDI data into XML, they can view readable/printable interpretations of their EDI data. Detailed status reports, combined with the ability to automatically verify that documents have reached their destination via acknowledgment processing, provide customers with an optimal, cost-effective tool for doing EDI.

The Company also offers web-EDI services via Vertical Industry Portals ("Vortals") which target specific industries and allows for the addition of value added services to these vertical communities.

In October 1999, the Company activated its EnterpriseEC service utilizing a direct connect method (not Internet or VAN connection) with a major grocery retailer. At the same time, the Company activated www.GroceryEC.com ("GroceryEC"), its first Vortal to allow suppliers and brokers in the grocery industry to receive, process, create, and transmit electronic documents to and from the retailer.

Since October, 1999, the Company has focused most of its resources on gaining subscribers to GroceryEC and as of January 1, 2003, GroceryEC had approximately 2,500 subscribers and supported the EDI initiatives of over 100 retailers. On December 12, 2002, the Company announced that since January 1, 2000, GroceryEC had processed over $3 billion worth of purchase orders, $2 billion of which occurred in 2002.

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

PRODUCT BREAKDOWN - SOFTWARE AND SERVICES

Advant-e specializes in horizontal transaction services via EnterpriseEC(R), an Internet-based Electronic Transaction Network ("ETN") and trading community management platform, and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company markets its web-EDI solutions within specific vertical industries with branded Vertical Industry Portals including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.LogisticsEC.com, and www.MfgEC.com.

In addition to Internet and web-based e-commerce solutions, Edict Systems also provides e-commerce integration and bar coding applications via its FORMULA_ONE(R) translation software and Bar Code Label Modules, and software solutions provided by business partners on a reseller basis.

The following is a description of the Company's five principal business products/services:

1. Web-based Electronic Commerce/Electronic Data Interchange ("web-EDI") document processing systems and branded vertical industry portals such as GroceryEC.com, RetailEC.com, CPGSupplier.com, MfgEC.com, and LogisticsEC.com, etc. GroceryEC.com is the Company's first vertical industry business-to-busines web-based e-commerce portal and accounts for most of the Company's revenues. GroceryEC.com is a web-based system for allowing manufacturers and brokers in the grocery industry to conduct electronic commerce with grocery retailers. GroceryEC.com allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The grocery retailing industry has changed dramatically due to technological advances with EDI making many of these changes feasible. The strength of the Company's business model is that the party that has a large influence on the buying decision, the major grocery retailer ("hubs"), is not the party that pays for the service; the suppliers (the "spokes") who use GroceryEC.com pay for it. The large retailers increase the return on their existing EDI e-commerce investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost. At March 12, 2002, GroceryEC.com supported more than 100 retailers and had approximately 2,500 production customers generating transaction revenues. Several other Vortals are in limited use (RetailEC.com, MfgEC.com, and CPGSupplier.com) and others are planned for future release. In addition to the Internet domain names mentioned, the Company owns FoodServiceEC.com, AutomotiveEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, DrugStoreEC.com, and others.

2. Internet-based Business-to-Business Electronic-Commerce Network Services-- EnterpriseEC.com. The Company's Electronic Business Transaction Network ("EBTN") and trading community management platform, began generating revenue in the third quarter of 2002. An ETN is an Internet-based service that is an alternative to higher-cost traditional Value Added Networks. The Company currently markets this service primarily to its GroceryEC.com and other Vortal customers and its current Formula_One software customers; however, the Company also markets this service to customers of other existing Value Added Networks.

3. Alternate channel business. The Company has implemented a business alliance partner program wherein the Company will market its web-EDI and EnterpriseEC services to customers via agreements with business partners. The Company has added professional sales personnel with substantial experience in the EDI industry to market and drive this business toward aggressive
2003 revenue targets.

4. Electronic Commerce and Bar Coding Software-FORMULA_ONE EDI software and Bar Code Label Modules. In addition to Internet and web-based e-commerce solutions, the Company also provides electronic commerce integration and bar coding applications via its Formula_One translation software and Bar Code
Label Modules. Revenues from these products are steadily declining as the Company continues to emphasize its Internet-based electronic commerce products that have more growth and profit potential. Over the course of 2003 the Company plans on sunsetting a portion of its software business, primarily older DOS-based software. The Company intends on leveraging business partners to provide integration software and services to existing and future software customers.

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

THE MARKET

Business-to-business e-commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. In the 1980's, the predominant technology for B2B e-commerce was Electronic Data Interchange which involves the use of industry standards to conduct the exchange of business documents electronically. The transactions were typically communicated between businesses over private communication networks, known as VANs, which provided security, administration of trading partnerships, auditing, and delivery of electronic transactions. In the late 1990's, the Internet, because of its wider acceptance among businesses, became a viable option for conducting e-commerce instead of using private networks. This development greatly increased the opportunity for more businesses to participate in e-commerce due primarily to a perception of lower cost associated with using the Internet.

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

In support of the first major component - communications, the Company has developed its EnterpriseEC service which is an Internet-based e-commerce network providing similar functionality as traditional VANs, but at reduced prices due to using the Internet as a communications infrastructure instead of creating and maintaining a private network. EnterpriseEC can be used by companies that currently have e-commerce software in place, but who want to lower on-going costs of conducting e-commerce by leveraging the Internet.

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

For companies that want to integrate e-commerce data into their in-house legacy business systems, the Company offers its FORMULA_ONE EDI translation software, and other integration software solutions from business partners of the Company. This software provides connectivity to most private VANs as well as EnterpriseEC. Once data is received into FORMULA_ONE, it can be translated into any customer requested format using reformat programs that are custom developed by the Company with the reformatted data being exported to in-house legacy systems for integration.

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

The Company has also produced a web-based solution for processing e-commerce data in a stand-alone environment. By generating hypertext markup language ("HTML") based readable reports of incoming electronic documents, and utilizing Java applets and/or HTML based entry screens for creating outgoing electronic documents, the Company has created an alternative to traditional e-commerce software and network services. The Company provides these web-based solutions via Vertical Industry Portals that target specific industry segments.

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

The Company has initiated a Hub and Spoke marketing program whereby large companies that have a need to conduct e-commerce with a broad business partner base can leverage the capabilities of EnterpriseEC at little or no cost, provided they meet certain criteria. These criteria consist of:

A. A minimum of 100 potential business partners not currently doing e-commerce with them;
B. A mandate to these business partners to conduct e-commerce combined with a penalty for non-compliance (such as an assessment or handling fee for processing paper-based documents) or an incentive for compliance (such as better payment terms);
C. The Hub must provide a list of targeted business partners to the Company;
D. The Hub must make their business partners aware that EnterpriseEC or one of its Vortals are available to satisfy the mandate.
E. Establish a direct connection with EnterpriseEC via the Internet or other communications protocols.

No sole endorsement of the Company's products are necessary by the Hub company to gain the benefits of the Hub and Spoke marketing program.

Management believes that the products and services offered by the Company, combined with the Hub & Spoke marketing program, offer a unique service in the B2B electronic commerce industry by combining the provision of network services to large companies at significantly reduced cost with web-based document processing capabilities for their trading partners which allows the large company to get 100% participation from their potential trading community. This approach offers an excellent opportunity for Company growth.

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

EMPLOYEES

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company intends to focus on incentive programs for its employees and, will endeavor to create a corporate culture which is challenging, rewarding and enhances the employees career development. As of March 11, 2003, the Company had 30 full-time employees and 1 part-time employee. Twenty employees are technical personnel engaged in developing, maintaining or providing technical support for the Company's products and services, six employees are marketing and sales personnel, and five are involved in administration and finance.

PRODUCT AND MARKET RESEARCH

The Company conducts product and market research on a continuing basis. The Company continually studies the business processes in the B2B industry, as well as the vertical industries it targets. A pivotal part of the success of the Company's products is in understanding the exact needs of its customers, and applying that knowledge to its products and services. New technologies associated with the Internet and standards for conducting e-commerce (such as extensible markup language or "XML") and the commercial product development software that support it are continually being researched and incorporated into the Company's products when deemed necessary.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company presently leases 12,000 square feet of office space as its principal place of business at 2680 Indian Ripple Rd. Dayton, OH 45440. The lease agreement has a three-year term beginning October 1, 2002 with two consecutive three-year renewal options. Annual rent under the agreement is $79,000, $86,900, and $96,863 in the three successive years of the lease. The lease rate in the renewal periods, if exercised, will increase by a maximum amount of 5% per year. Lease payments include substantially all maintenance and repairs, and real estate taxes and utilities. The Company has a right of first refusal on 7,000 square feet of adjacent office space.

The Company leases from the Company's President approximately 6,000 square feet for storage at its former office facilities at 1619 and 1635 Mardon Drive,
Beavercreek, Ohio, 45432   Both facilities are leased for a total of $1,393 per
month, at below-fair market price, triple net lease.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the fourth quarter of the 2002 fiscal year.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to May 4, 2000 the Company's common stock was traded on the OTC Bulletin Board under the symbol "TWIP". From May 4, 2000 the Company's stock was traded on the pink sheets until December 13, 2000 when it began trading on the Over the Counter Bulletin Board with the symbol "AVEE".

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company's Common Stock on the OTC Bulletin Board or the Pink Sheets, as applicable. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

FISCAL 2001
                                            High             Low
   Quarter ended:                           ----             ---
     March 31, 2001                        3.250            1.500
     June 30, 2001                         1.700            1.260
     September 30, 2001                    1.450            1.190
     December 31, 2001                     1.300            1.010

FISCAL 2002
                                            High             Low
   Quarter ended:                           ----             ---
     March 31, 2002                        1.420            1.150
     June 30, 2002                         1.210            0.950
     September 30, 2002                    2.510            0.750
     December 31, 2002                     1.450            1.130

As of March 11, 2003 the Company had approximately 317 registered holders of record of Common Stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual Shareholders of Common Stock exceeds the number of registered holders of record.

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

No securities are authorized for issuance under equity compensation plans, however, the Company plans to implement an employee stock option plan, if approved at a future Shareholder meeting.

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

On March 24, 2001, the Company received $50,000 from an individual in exchange for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 62,382 shares of the Company's common stock.

On June 26, 2001, the Company received $25,000 from two individuals in exchange for Convertible Subordinated Notes. If the note holders fully convert the notes at maturity, the Company will issue 31,191 shares of the Company's common stock.

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

On September 27, 2001, the Company received $250,000 from an investment fund in exchange for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 311,910 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 375,000 shares of the Company's common stock at a price of $1.205 per share until September 27, 2005. The majority shareholder has personally guaranteed this note.

On October 7, 2001, the Company received $75,000 from an individual in exchange for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 93,573 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 112,500 shares of the Company's common stock at a price of $1.205 per share until October 7, 2005. The majority shareholder has personally guaranteed this note.

On November 27, 2001, the Company received $30,000 from an investment company for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 37,429 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 45,000 shares of the Company's common stock at a price of $1.205 per share until November 25, 2005. The majority shareholder has personally guaranteed this note.

On December 13, 2001, the Company received $95,000 from an individual for a Convertible Subordinated Note. If the note holder fully converts the note at maturity, the Company will issue 118,526 shares of the Company's common stock. The note holder received a warrant granting the holder the right to acquire 142,500 shares of the Company's common stock at a price of $1.205 per share until December 13, 2005. The majority shareholder has personally guaranteed this note.

On July 9, 2002 the Company authorized the issuance of, and on the same date issued in exchange for cash, $250,000 of 10% Convertible Subordinated Notes that mature on September 27, 2003, and are convertible in the principal amount plus any accrued interest to the Company's common stock at a price of $1.10 per common share. If the note holders fully convert the notes at maturity, the Company will issue 255,416 shares of the Company's common stock. The holders of the notes are each granted a warrant to acquire common shares of the Company, at a price of $1.25 per common share, determined by multiplying the principal amount of each Convertible Subordinated Note by 1.0. Such warrants have an expiration date of September 27, 2005. These notes are subordinate and junior to all principal and interest of all senior indebtedness of the Company for borrowed money outstanding at the date of issuance (July 9, 2002) or later refinanced and all future indebtedness up to an amount not to exceed $200,000, through the notes' maturity dates. The Company's majority shareholder has personally guaranteed all borrowings under this offering. This offering was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

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

OVERVIEW

The Company, via its wholly-owned subsidiary Edict Systems, Inc. is a provider of business-to-business ("B2B") electronic commerce ("e-commerce") products and services, offering comprehensive, standards-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and e-commerce data processing services that help businesses process reoccurring transactions required in the electronic procurement of goods and services and other B2B relationships.

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

Advant-e specializes in horizontal transaction services via EnterpriseEC(R), an Internet-based Electronic Business Transaction Network and Trading Community Management Platform, and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company markets its web-EDI solutions within specific vertical industries with branded Vertical Industry Portals including including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.LogisticsEC.com, and www.MfgEC.com. In addition to Internet and web-based e-commerce solutions, Edict Systems also provides e-commerce integration and bar coding applications via its FORMULA_ONE(R) translation software and Bar Code Label Modules as well as software solutions provided by the Company's business partners.

The following is a description of the Company's five principal business products/services:

1. Web-based Electronic Commerce/Electronic Data Interchange (web-EDI) document processing systems and branded vertical industry portals such as GroceryEC.com, RetailEC.com, CPGSupplier.com, MfgEC.com, and LogisticsEC.com, etc. GroceryEC.com is the Company's first vertical industry business-to-busines web-based e-commerce portal and accounts for most of the Company's revenues. GroceryEC.com is a web-based system for allowing manufacturers and brokers in the grocery industry to conduct electronic commerce with grocery retailers. GroceryEC.com allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The grocery retailing industry has changed dramatically due to technological advances with EDI making many of these changes feasible. The strength of the Company's business model is that the party that has a large influence on the buying decision, the major grocery retailer ("hubs"), is not the party that pays for the service; the suppliers (the "spokes") who use GroceryEC.com pay for it. The large retailers increase the return on their existing EDI e-commerce investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost. At March 12, 2002, GroceryEC.com supported more than 100 retailers and had approximately 2,500 production customers generating transaction revenues. Several other Vortals are in limited use (RetailEC.com, MfgEC.com, and CPGSupplier.com) and others are planned for future release. In addition to the Internet domain names mentioned, the Company owns FoodServiceEC.com, AutomotiveEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, DrugStoreEC.com, and others.

2. Internet-based Business-to-Business Electronic-Commerce Network Services-- EnterpriseEC.com. The Company's Electronic Business Transaction Network and trading community management platform, began generating revenue in the third quarter of 2002. An ETN is an Internet-based service that is an alternative to higher-cost traditional Value Added Networks. The Company currently markets this service primarily to its GroceryEC.com and other Vortal customers and its current Formula_One software customers; however, the Company also markets this service to customers of other existing Value Added Networks.

3. Alternate channel business. The Company has implemented a business alliance partner program wherein the Company will market its web-EDI and EnterpriseEC services to customers via agreements with business partners.
The Company has added professional sales personnel with substantial experience in the EDI industry to market and drive this business toward aggressive 2003 revenue targets.

4. Electronic Commerce and Bar Coding Software-FORMULA_ONE EDI software and Bar Code Label Modules. In addition to Internet and web-based e-commerce solutions, the Company also provides electronic commerce integration and bar coding applications via its Formula_One translation software and Bar Code Label Modules. Revenues from these products are steadily declining as the Company continues to emphasize its Internet-based electronic commerce products that have more growth and profit potential. Over the course of 2003, the Company plans on sunsetting a portion of its software business, primarily older DOS-based software. The Company intends on leveraging business partners to provide integration software and services to existing and future software customers.

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

Time periods of these web-EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled at any time during the first year with 90-days prior written notice and in subsequent years with 30-days prior written notice.

Periodically customers do cancel the service, usually because they no longer need to process EDI (electronic data interchange) documents electronically. Other customers may have their accounts deactivated for non-payment per the terms of the services agreement. Such sales returns and allowances are minimal - less than on-half of one per cent of sales.

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

The following discussion and analysis of the Company's consolidated financial condition and results of operation for the fiscal years ended December 31, 2002 and 2001 should be read in conjunction with the Company's consolidated financial statements in Item 7 of this 10-KSB. The financial statements are consolidated and prepared using the pooling of interests accounting method and therefore include the combined results of Advant-e Corporation and Edict Systems, Inc., the wholly-owned and sole operating subsidiary of Advant-e.

FISCAL YEAR 2002 RESULTS OF OPERATIONS

Revenues in 2002 of $2,008,389 increased by $823,071 (69%) over the $1,185,318 for 2001. Revenues from Internet products and services increased from $839,074 in 2001 to $1,728,996 in 2002 (106% increase). Revenues from software and license fees decreased from $346,244 in 2001 to $279,393 in 2002 (19% decrease). The increase in revenues from Internet products and services and the decline in revenues from software and license fees reflects the Company's continuing shift of its primary focus from EDI and bar coding software to Internet-based services.

Operating expenses in 2002 of $2,342,189 increased by $977,660 over the $1,364,529 in 2001. Production expenses increased by $70,965 due primarily to additional licensed computer software and computer lease expense. Salaries and benefits increased by $416,491 due to additional personnel to maintain, support and market our Internet-based subscription services, particularly our Internet-based business-to-business electronic commerce network (EBTN) and web-EDI services, ratably less development cost capitalized, increased health insurance cost due to rate increases and added personnel, and additional administrative personnel and salary increases.

General and administrative expenses increased by $224,546 due to increased costs to market our web-EDI, EnterpriseEC and alternate channel business, increased legal and accounting related to the SEC comment letter, additional investor relations costs, and costs related to relocating the Company's general offices. Depreciation expense increased by $6,917 due to property and equipment additions resulting from the Company's move to a new office location. Amortization of software development costs increased by $80,036 due primarily to amortization of EnterpriseEC software development costs beginning in 2002. Interest expense increased by $183,505 due to interest on the $525,000 Convertible Subordinated Notes that were outstanding throughout 2002 and the 10% Convertible Subordinated Notes that were issued in July 2002. Interest expense in 2002 included $202,473 non-cash amortization of the fair value attributable to the warrants and beneficial conversion features of the convertible subordinated notes, compared to $86,500 in 2001.

The income tax benefit in 2002 was $26,266 compared to $17,582 in 2001. The tax benefit in both years relates to the loss before amortization of the fair value attributable to the warrants and beneficial conversion privilege of the convertible subordinated notes, since the amortization is non-deductible for income tax purposes.

Accordingly, the Company reports a net loss of $307,534 ($0.05 per common share) in 2002, compared to the net loss of $161,629 ($0.03 per common share) in 2001.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2002:


                                         Accumulated
        Product                 Cost     Amortization         Net
        -------                 ----     ------------         ---

Bar Code Label Module
  (BCLM) Software         $    32,670        32,670             -
Formula_One for Windows
  Software                    128,486       128,486             -
GroceryEC (Web EDI)           428,260       234,651       193,609
Web EDI enhancements           30,802         1,284        29,518
EnterpriseEC                  470,661        58,832       411,829
                              -------       -------       -------
Total                       1,090,879       455,923       634,956
Less:  fully amortized
  BCLM and Formula_One
  For Windows software       (161,156)     (161,156)            -
                             ---------     ---------      -------
Per Note 3 to Financial
  Statements             $    929,723       294,767       634,956
                             ========      ========       =======

Bar Code Label Module (BCLM) and Formula_One for Windows currently generate a small amount of positive cash flow, but were the primary revenue source before 2001. GroceryEC is currently generating positive cash flow and is the Company's largest and primary source of revenue. Sales of EnterpriseEC totaled $39,971 in 2002. Based on our marketplace analysis and marketing efforts we expect EnterpriseEC to ramp up quickly in 2003 and produce positive cash flow by the end of 2003.

QUARTER ENDED DECEMBER 31, 2002 COMPARED TO QUARTER ENDED DECEMBER 31, 2001

Summarized consolidated statements of operations for the fourth quarters of 2002 and 2001 are as follows:



                                               Quarter Ended December 31
                                               -------------------------
                                                    2002        2001
                                                    ----        ----
Revenues
  Internet products and services                $ 523,119     332,749
  Software and license fees                        44,173      67,674
                                                  -------     -------
      Total revenues                              567,292     400,423
                                                  -------     -------
Expenses
  Production, salaries and general and
    administrative expenses                       620,223     298,852
  Amortization of software development costs
    and depreciation                               88,085      41,412
  Interest expense                                 55,161      81,744
                                                   ------     -------
        Total expenses                            763,469     422,008
                                                  -------     -------
Loss before taxes                                (196,177)   ( 21,585)
Income taxes benefit                              (34,876)   ( 10,853)
                                                  -------     -------
Net loss                                        $(161,301)   ( 10,732)
                                                  =======     =======


Revenues in the fourth quarter of 2002 of $567,292 increased by $166,869
(42%) over revenues of $400,423 in the fourth quarter of 2001.   Revenues from
Internet products and services increased from $332,749 in the fourth quarter 2001 to $523,119 in the fourth quarter 2002 (57% increase). Revenues from software and license fees of $44,173 in the fourth quarter of 2002 decreased by $23,501 (35%) from revenues of $67,674 in the fourth quarter of 201. The increase in revenues from Internet products and services and the decline in revenues from software and license fees reflects the Company's continuing shift of its primary focus from EDI and bar coding software to Internet-based products and services.

Total expenses of $763,469 in the fourth quarter 2002 increased by $341,461 from $422,008 in the fourth quarter of 2001. The increase was due primarily to additional sales and other marketing costs to market our EnterpriseEC and web-EDI services, ratably less development costs capitalized, increased legal and accounting fees related to SEC comment letter, investor relations expenses, costs associated with relocating and occupying the Company's general offices to a new location, and increased amortization related to EnterpriseEC.

As a result the net loss in the fourth quarter of 2002 was $161,301, compared to the net loss in the fourth quarter of 2001 of $10,732.

LIQUIDITY AND CAPITAL RESOURCES

The Company in July 2002 received $250,000 from the issuance of 10% Convertible Subordinated Notes, due in September 2003, to help finance its continued investment in software development costs--$307,703 in 2002, and its investment in computer equipment--$149,345 in 2002. The Company's 15% convertible subordinated notes are due primarily in the last 100 days of 2003. The Company's cash balance at December 31, 2002 was $98,740.

The Company has incurred substantial operating losses to date. During 2002, the Company generated positive cash flow from operations. Management believes that current cash and cash equivalents and cash that may be generated from operations in 2003 will be sufficient to meet the anticipated capital expenditures requirements, cash interest requirements, and repayment of certain of its subordinated notes maturing in 2003. Such projections are based on continued growth from current customers and customers which are already under contract utilizing the revenue rates that the Company has historically experienced with current customers, as well as revenue growth from its recently introduced EnterpriseEC product. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, and general overhead.

To attain these projections, the Company anticipates the need to maintain existing capital levels. The Company is currently negotiating with certain holders of its subordinated notes to obtain extensions of the due dates of the notes, which are primarily due in the third and fourth quarters of 2003. Management believes these notes will be extended prior to the existing maturity dates. If such extensions are not obtained, the Company may be forced to raise additional capital from new source borrowings, issue new shares, or reduce current overhead. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

SUMMARIZED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 2002 and 2001 are as follows:


                                              Quarter Ended
                             -------------------------------------------------
                             March 31     June 30   September 30   December 31
                               2002        2002         2002          2002
                               ----        ----         ----          ----
Revenues                    $ 403,250     491,437     546,410        567,292

Net loss                     ( 51,408)   ( 31,449)    (63,376)      (161,301)

Basic and diluted
loss per share                  (0.01)      (0.01)      (0.01)         (0.03)

                                              Quarter Ended
                             -------------------------------------------------
                             March 31     June 30   September 30   December 31
                               2001        2001         2001          2001
                               ----        ----         ----          ----
Revenues                      197,630     262,133     325,132        400,423

Net loss                      (97,400)   ( 43,799)   (  9,698)      ( 10,732)

Basic and diluted
loss per share              $  (0.02)      (0.01)      (0.00)         (0.00)


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

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost, such as certain employee termination benefits, associated with an exit or disposal activity be recognized when the liability is incurred, and that the fair value is the objective for measurement of the liability. SFAS No. 146 address and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company must adopt the provisions of SFAS No. 146 for any exit or disposal activities that are initiated after December 31, 2002. The Company has had no such transactions in 2002 or through the date of the filing of this Form 10-KSB; as a result, SFAS No. 146 has no effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (Issued 12/02)." This statement prescribes two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation (the fair value method) to replace the prospective method of transition for changes to the fair value based method as prescribed in Statement 123. In addition, this statement requires disclosure of comparable information for all companies by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies." And this Statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The provisions of SFAS No. 148 are in effect for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company has no stock-based compensation plans in 2002 or through the filing of this Form 10-KSB; as a result SFAS No. 148 has no effect on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of J.D. Cloud & Co. L.L.P. Independent Auditors

Report of Battelle & Battelle L.L.P. Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statement of Operations for the Years Ended
December 31, 2002 and 2001

Consolidated Statement of Shareholders' Equity for the
Years Ended December 31, 2002 and 2001

Consolidated Statement of Cash Flows for the Years Ended
December 31, 2002 and 2001

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Advant-e Corporation and Subsidiary
Dayton, Ohio

We have audited the accompanying consolidated balance sheet of Advant-e Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



J.D. Cloud & Co.  L.L.P
Certified Public Accountants

Cincinnati, Ohio
March 10, 2003


INDEPENDENT AUDITORS' REPORT

Advant-e Corporation and Subsidiary
Dayton, Ohio

We have audited the accompanying consolidated balance sheet of Advant-e Corporation and Subsidiary as of December 31, 2001 and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.



BATTELLE & BATTELLE LLP



March 14, 2002, except for Note 11,
as to which the date is December 23, 2002


                ADVANT-E CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                                                   December 31
                                             -----------------------
                       ASSETS                  2002           2001
                                               ----           ----
CURRENT ASSETS
  Cash and cash equivalents              $    98,740         180,679
  Accounts receivable, net                   157,655          84,229
  Prepaid expenses                            46,817          83,092
  Deferred income taxes                       40,600          39,716
                                             -------         -------
      Total current assets                   343,812         387,716
                                             -------         -------
SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $294,767 at
  December 31, 2002 and $271,632 at
  December 31, 2001                          634,956         511,542

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $103,460 at December 31,
  2002 and $153,846 at December 31, 2001     171,589          58,325

OTHER ASSETS
  Deferred income taxes                       79,046          53,664
  Deposits                                     6,583               -
                                              ------          ------
                                              85,629          53,664
                                           ---------       ---------
      Total assets                       $ 1,235,986       1,011,247
                                           =========       =========
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   158,320          96,950
  Accrued expenses                           167,625          55,887
  Deferred revenue                            93,893         114,297
  Bank notes payable                          14,097          91,798
  Convertible subordinated notes
    payable, net                             729,621         364,320
  8% demand notes payable to shareholder      45,000          45,000
                                           ---------         -------
      Total current liabilities            1,208,556         768,252
                                           ---------         -------
LONG-TERM LIABILITIES
  Bank notes payable, less current
    maturities                                 4,797               -
                                           ---------         -------
      Total liabilities                    1,213,353         768,252
                                           ---------         -------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
  shares authorized; 5,661,002 issued and
  outstanding                                  5,661           5,661
  Paid-in capital                            850,459         763,287
  Retained earnings deficit                 (833,487)       (525,953)
                                             -------         -------
      Total shareholders' equity              22,633         242,995
                                             -------         -------
      Total liabilities and shareholders'
      equity                             $ 1,235,986       1,011,247
                                           =========       =========


The accompanying notes are an integral part of the financial statements.


                         ADVANT-E CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31
                                                  ----------------------
                                                     2002         2001
                                                     ----         ----
REVENUES
  Internet products and services               $ 1,728,996        839,074
  Software and license fees                        279,393        346,244
                                                 ---------      ---------
      Total revenues                             2,008,389      1,185,318
                                                 ---------      ---------
OPERATING EXPENSES
  Production                                       132,433         61,468
  Salaries and benefits                          1,151,413        734,922
  General and administrative                       526,510        301,964
  Compensation for investor relations services
    in exchange for warrants                             -          4,800
  Depreciation                                      36,081         29,164
  Amortization of software development costs       184,289        104,253
  Interest                                         311,463        127,958
                                                 ---------      ---------
        Total operating expenses                 2,342,189      1,364,529
                                                 ---------      ---------
LOSS BEFORE INCOME TAX BENEFIT                    (333,800)      (179,211)
INCOME TAX BENEFIT                                ( 26,266)      ( 17,582)
                                                 ----------     ---------
NET LOSS                                       $  (307,534)      (161,629)
                                                 =========      =========
LOSS PER SHARE
  Basic and diluted                            $     (0.05)         (0.03)
                                                 =========      =========
AVERAGE SHARES OUTSTANDING
  Basic and diluted                              5,661,002      5,638,969
                                                 =========      =========

The accompanying notes are an integral part of the financial statements.

                           ADVANT-E CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              Common Stock              Retained
                            -----------------  Paid-in  Earnings
                              Shares   Amount  Capital  (Deficit)    Total
                            ---------  ------  -------  --------    --------

Balance December 31, 2000   5,613,834 $ 5,613  461,357  (364,324)    102,646

  Net loss                                              (161,629)   (161,629)
Issuance of common stock
    for cash                   47,168      48   49,950                49,998
  Warrants issued
    with 15% convertible
    subordinated notes                          70,276                70,276
  Beneficial conversion
    feature of 15% convertible
    subordinated notes                         176,904               176,904
  Warrants issued with investor
    relations services contract                  4,800                 4,800
                            ---------   -----  -------   -------     -------

Balance December 31, 2001   5,661,002   5,661  763,287  (525,953)    242,995

  Net loss                                              (307,534)   (307,534)
  Warrants issued with 10%
    convertible subordinated
    notes                                       27,500                27,500
  Beneficial conversion
    feature of 10% convertible
    subordinated notes                          52,500                52,500
  Beneficial conversion
    feature of extension
    of 15% convertible
    subordinated notes                           7,172                 7,172
                            ---------   -----  -------  --------     -------
Balance December 31, 2002   5,661,002 $ 5,661  850,459  (833,487)     22,633
                            =========   =====  =======   =======      ======

The accompanying notes are an integral part of the financial statements.


               ADVANT-E CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31
                                                      -----------------------
                                                         2002         2001
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (307,534)     (161,629)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                     36,081        29,164
      Amortization of software development costs      184,289       104,253
      Amortization of note discount resulting from
        valuation of warrants and beneficial
        conversion features                           202,473        86,500
      Compensation for investor relations services
        in exchange for warrants                            -         4,800
      Deferred income tax benefit                     (26,266)      (17,582)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                             (73,426)      (20,383)
      Prepaid expenses                                 36,275       (76,939)
      Accounts payable                                 61,370         3,372
      Accrued expenses                                111,738        32,149
      Deferred revenue                                (20,404)      (71,662)
      Deposits                                         (6,583)            -
                                                      -------       -------
        Net cash provided by (used in)
          operating activities                        198,013      ( 87,957)
                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                             (149,345)      (33,978)
  Software development costs                         (307,703)     (348,437)
                                                      -------       -------
        Net cash used in investing activities        (457,048)     (382,415)
                                                      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on convertible subordinated notes        250,000       525,000
  Payments on bank loans                              (72,904)      (67,175)
  Borrowings on bank loans                                  -        41,771
  Borrowings on notes payable to shareholder                -        45,000
  Proceeds from sale of common stock                        -        49,998
                                                      -------       -------
        Net cash provided by financing activities     177,096       594,594
                                                      -------       -------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS   (81,939)      124,222
  Cash and cash equivalents, beginning of year        180,679        56,457
                                                      -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR              $  98,740       180,679
                                                      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                     $  14,620        17,802
  Non-cash transactions
    Fair value of warrants issued with convertible
      subordinated notes                            $  27,500        70,276
    Fair value of beneficial conversion privilege
      of convertible subordinated notes             $  59,672       176,904
    Fair value of warrants issued in partial payment
      for investor relations services               $       -         4,800


The accompanying notes are an integral part of the financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing these financial statements include those considered in assessment of recoverability of capitalized software development costs, those used in the valuations of certain non-cash transactions including the issuance of common shares of stock in exchange for specified services, the issuance of detachable stock warrants, and the valuation of the beneficial conversion features in connection with the Company's convertible subordinated notes, and those used in recording net deferred tax assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment upon receipt of invoice or within thirty days.

Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 30 days old are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management considers account balances that are over 90 days old as having a high probability of uncollectibility and generally includes those amounts in the valuation allowance. In addition, management individually reviews accounts receivable balances and, based on an assessment of current creditworthiness, estimates the account balances that will not be collected and includes those amounts, if any, in the valuation allowance.

The allowance for uncollectible accounts was $25,000 at December 31, 2002 and $37,000 at December 31, 2001.

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use, costs associated with operation of its web sites, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force ("EITF") No. 00-2 "Accounting for Web Site Development Costs". Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. Under SOP 98-1 and EITF No. 00-2, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $202,473 in 2002 and $86,500 in 2001.

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

Revenues from Internet-based products and services (GroceryEC, MfgEC, EnterpriseEC, etc) is comprised of three components - account activation and trading partner set up fees, monthly subscription fees, and usage based transactional fees.

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

Deferred Income Taxes

Deferred income taxes are provided to recognize future tax benefits of net operating loss carry forwards, to the extent realization of such benefits is more likely than not. Deferred income taxes are also provided for temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes.

Advertising

All advertising costs are expensed as incurred. Advertising was $8,100 in 2002 and $6,258 in 2001.

Segment Reporting

Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting and disclosure of information about operating segments for public businesses. The Company's business is comprised of one segment--the development and sale of electronic data interchange and electronic commerce software products.

NOTE 2 - OPERATIONS AND MANAGEMENT'S INTENT

The Company has incurred substantial operating losses to date. During 2002, the Company generated positive cash flow from operations. Management believes that current cash and cash equivalents and cash that may be generated from operations in 2003 will be sufficient to meet the anticipated capital expenditures requirements, cash interest requirements, and repayment of certain of its subordinated notes maturing in 2003. Such projections are based on continued growth from current customers and customers which are already under contract utilizing the revenue rates that the Company has historically experienced with current customers, as well as revenue growth from its recently introduced EnterpriseEC product. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, and general overhead.

To attain these projections, the Company anticipates the need to maintain existing capital levels. The Company is currently negotiating with certain holders of its subordinated notes to obtain extensions of the due dates of the notes, which are primarily due in the third and fourth quarters of 2003. Management believes these notes will be extended prior to the existing maturity dates. If such extensions are not obtained, the Company may be forced to raise additional capital from new source borrowings, issue new shares, or reduce current overhead. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

NOTE 3 - SOFTWARE DEVELOPMENT COSTS

Software development costs at December 31, 2002 and 2001 and the changes during the years then ended are summarized as follows:


                                                     Accumulated
                                       Cost          Amortization        Net
                                    ---------        ------------     ---------

Balance, December 31, 2000         $ 434,737           167,379         267,358
  Additions                          348,437                           348,437
  Amortization expense                                 104,253        (104,253)
                                     -------           -------         -------
Balance, December 31, 2001           783,174           271,632         511,542
  Additions                          307,703                           307,703
  Amortization expense                                 184,289        (184,289)
  Costs of fully-amortized
    software products               (161,154)         (161,154)              -
                                     -------           -------         -------
Balance, December 31, 2002         $ 929,723           294,767         634,956
                                     =======           =======         =======


The unamortized costs at December 31, 2002 relate exclusively to internal use software and costs associated with the web site development and related enhancements.

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

NOTE 4 - BANK NOTE PAYABLE

The Company has a commercial bank note payable that accrues interest at 5.54% per year. Outstanding borrowings under this agreement were $18,893 at December 31, 2002 and $29,269 at December 31, 2001. The loan is payable in monthly installments of $1,220 (principal and interest) to April 23, 3004. The loan is collateralized by substantially all the Company's assets, and is guaranteed by the Company's majority shareholder. Principal payments for the next two years are $14,097 in 2003 and $4,797 in 2004.

NOTE 5 - NOTES PAYABLE TO SHAREHOLDER

The Company received $45,000 in 2001 from its President and majority shareholder in exchange for 8% unsecured notes, payable on demand.

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

Convertible subordinated notes payable consist of the following:

                                                        December 31,
                                                        -----------
                                                     2002          2001
                                                     ----          ----

  15% convertible subordinated notes that
    mature on various dates through December
    17, 2003                                      $ 525,000        525,000
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion feature                              5,379        160,680
                                                    -------        -------
                                                    519,621        364,320
                                                    -------        -------
  10% convertible subordinated notes issued July
    9, 2002 that mature on September 27, 2003       250,000              -
    Less:  unamortized discount attributable
      to estimated fair value of
      detachable warrants and beneficial
      conversion feature                             40,000              -
                                                    -------         ------
                                                    210,000              -
                                                    -------         ------
                                                  $ 729,621        364,320
                                                    =======        =======

The 15% convertible subordinated notes as originally issued matured one year from date of issuance (various dates in 2001); however, the maturity dates of the notes were extended by one additional year to two years from the date of the notes. These notes are subordinated to all senior debt of the Company outstanding at the dates of issuance and any additional senior debt incurred through the maturity dates. The holders of these notes, at the maturity dates, have the right to convert the entire amount of the notes, including any accrued interest, to the Company's common stock at $1.06 per common share.
The holders of the notes have warrants valid for three years from the date the note was issued (later extended to four years) to purchase a total of 675,000 shares of the Company's common stock at a price of $1.205 per common share.
The Company used the Black-Scholes pricing model to estimate the fair value of the warrants at the date of issuance at $70,276. The Company estimated the value of the beneficial conversion privilege of the notes at $176,904 using the intrinsic value method in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The Company estimated the incremental value of the one-year extension of the notes at $7,172. The fair value of the warrants at the date of issuance and the value of the beneficial conversion privilege were amortized to interest expense over the 12-month initial term of the notes beginning in the fourth quarter 2001 and ending in the third quarter of 2002. The amounts amortized as interest expense in 2002 totaled $162,473 and in 2001 totaled $86,500.

On July 9, 2002 the Company received $250,000, pursuant to a Note Purchase Agreement of the same date with three individuals and three other entities, in exchange for the issuance of a total of $250,000 of Convertible Subordinated Notes that accrue interest at a stated rate of 10% per year and that mature on September 27, 2003. The notes are convertible at the maturity date, in the amount of the note plus accrued interest, to the Company's common stock at $1.10 per common share. The notes are subordinated to all current Senior Debt of the Company and any future Senior Debt up to an amount not to exceed $200,000. The notes are personally guaranteed by the Company's president, who is also not permitted to sell, transfer or encumber any of the Company's common shares that he owns without the prior written consent of each of two specified representatives of the note holders. The holders of the notes have warrants until September 27, 2005 to purchase a total of 250,000 shares of the Company's common stock at a price of $1.25 per common share. The Company used the Black-Scholes pricing model to estimate the fair value of the
warrants at the date of issuance at $27,500.   The Company estimated the value
of the beneficial conversion privilege of the notes at $52,500 using the intrinsic value method in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments." The fair value of the warrants at the date of issuance and the value of the beneficial conversion privilege are being amortized to interest expense over the term of the notes beginning in the third quarter of 2002 and ending in the second quarter of 2003. The amounts amortized as interest expense in 2002 totaled $40,000.

NOTE 7 - PROFIT SHARING PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. Company contributions are discretionary. The Company made no contributions to the plan in 2002 and 2001.

NOTE 8 - INCOME TAX BENEFIT

Income tax benefits for 2002 and 2001 consist solely of deferred tax benefits.

The following is a reconciliation of the income tax benefit for federal income tax to the amount computed at the statutory rate of 34%:


                                                          2002         2001
                                                          ----         ----

Tax benefit at expected statutory rate                $ 113,492        60,931
Amount attributable to lower graduated rates expected
  to apply when tax benefits are expected to be
  realized, and state income taxes                      (18,386)      (12,307)
Non-deductible interest on debt discount amortization   (68,840)      (31,042)
                                                         ------        ------
Federal income tax benefit applicable to loss before
  income tax                                          $  26,266        17,582
                                                         ======        ======

Net deferred taxes consisted of the following at December 31:

                                                          2002          2001
                                                          ----          ----
Deferred tax assets:
  Net operating loss carryforward                     $ 226,705       176,893
  Accounts payable and accrued expenses                  41,888        29,400
  Allowance for uncollectible accounts                    5,000         7,400
  Deferred revenue from license fees                     18,779        22,859
                                                        -------       -------
    Total deferred tax assets                           292,372       236,552
                                                        -------       -------
Deferred tax liabilities:
  Capitalized software costs, net                      (126,991)     (102,308)
  Accounts receivable                                  ( 36,371)     ( 24,246)
  Prepaid expenses                                     (  9,364)     ( 16,618)
                                                        -------       -------
    Total deferred tax liabilities                     (172,726)     (143,172)
                                                        -------       -------
Net deferred tax asset                                $ 119,646        93,380
                                                        =======        ======


The net deferred tax asset arises principally from net operating loss carryforwards, capitalization of software development costs (net of accumulated amortization) for financial reporting purposes that have been charged to expenses when incurred for income tax purposes, and use of the cash basis for income tax purposes.

Management has recognized no valuation allowance for the net deferred tax asset because it believes that it is more likely than not that future taxable income will result in realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $1,103,960, begin to expire in 2020.

NOTE 9 - EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2002 and 2001 follows:


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------
Year ended December 31, 2002
--------------------------------
Net loss                          $(307,534)

Basic Earnings (Loss) Per Share:
Loss available to common
  shareholders                     (307,534)        5,661,002         (0.05)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of Convertible
  Subordinated Notes are
  anti-dilutive                           -                 -             -

Diluted loss per share:
Income available to common
  shareholders plus assumed
  conversion                       (307,534)        5,661,002         (0.05)

Year Ended December 31, 2001
------------------------------
Net loss                           (161,629)

Basic Earnings (Loss) Per Share:
Loss available to common
  shareholders                     (161,629)        5,638,969         (0.03)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of Convertible
  Subordinated Notes are
  anti-dilutive                            -                 -             -

Diluted loss per share:
Loss available to common
  shareholders plus assumed
  conversion                      $(161,629)        5,638,969         (0.03)


Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding at December 31, 2002 and 2001 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

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

NOTE 11 - RESTATEMENT OF 2001 FINANCIAL STATEMENTS

The consolidated balance sheet at December 31, 2001 and the consolidated statements of operations, cash flows, and shareholders' equity for the year then ended reflect the restatements of non-cash charges for the valuation of shares of the Company's common stock issued in exchange for services in 2000, the valuation of warrants and beneficial conversion features related to the Company's convertible subordinated notes issued in 2001, and the valuation of warrants issued in exchange for services in 2001.

The amounts and additional description of these restatements are detailed in
Note 2 to the Financial Statements included in Form 10-KSB/A (amended Form 10-
KSB) for the fiscal year ended December 30, 2001 previously filed with the Securities and Exchange Commission on January 13, 2003.

NOTE 12 - OPERATING LEASES

The Company is obligated under operating leases for computer software through April 2004, for computers and office equipment through May 2005, and for office space through September 2005. In addition, the Company leases storage space monthly from its President under terms of lease that can be terminated on a date that is mutually agreeable to the President and the Company. Lease expense was $177,136 in 2002 and $93,965 in 2001, including $36,000 in both 2002 and 2001 to the Company's President.

Minimum annual lease payments under these lease agreements for the next five years are as follows:



                                  2003    $ 163,785
                                  2004      115,190
                                  2005       74,216
                                  2006            -
                                  2007            -
                                            -------
                                  Total   $ 353,191
                                            =======

The minimum monthly software lease payments could be increased if the Company increases utilization of this software in its operations above levels prescribed in the agreement. The Company has the option to renew the agreement for an additional 12 months to April 2005 at the same rate.

The Company has options to purchase the leased computer and office equipment for its fair market value at the expiration of the lease periods.

The office space lease is for 12,000 square feet and has two consecutive three-year renewal options at rates that cannot increase by more than 5% per year. Lease payments include substantially all maintenance and repairs, real estate taxes and utilities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in registrant's certifying accountant was previously reported on Form 8-K filed on February 13, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2002, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski                     38         President/CEO/Director

John F. Sheffs                         77         Secretary/Treasurer/Director

Jason K. Wadzinski founded Edict Systems in 1990 and has held the positions of Chairman, CEO and President since its inception. Since the merger of Edict and Twilight, Mr. Wadzinski has served as Chairman, CEO and President of Advant-e. He has over 20 years of experience in Information Technology. He currently leads the company's strategic initiatives and product offerings. Since founding the company, he has led the company from offering an EDI translation software product to the successful launch of its Internet-based offerings in 1999. Prior to founding the company, he was an EDI professional with a manufacturer of recreational products sold through the retail industry.
Mr. Wadzinski is an Air Force Veteran.

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

ITEM 10.  EXECUTIVE COMPENSATION

                                                  Board of        Total
Name and Title            Year  Annual Salary  Directors Fees  Compensation
---------------           ----  -------------  --------------  ------------
Jason K. Wadzinski,
President/CEO/Director    2002    $ 62,400       $ 10,000       $  72,400

John F. Sheffs
Secretary/Treasurer/
Director                  2002           -       $ 10,000       $  10,000

Jason K. Wadzinski is the sole executive officer of the Company. No payments classified as long-term compensation, other annual compensation and all other compensation were made. The Company has no long-term incentive plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 12, 2003, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)   The following table has been completed for each Director of the Company:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
-----------------                      -------          -------    ----------
Jason Wadzinski                        3,658,508           0           64.6
C/O Edict Systems, Inc.
2680 Indian Ripple Rd.
Dayton, OH  45440

John F. Sheffs                           311,338           0            5.5
3545 Woodgreen Dr.
Beavercreek, OH  45434

(ii) The following table has been completed for each Executive Officer of the Company:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
                                       ------           -------    ----------
Jason Wadzinski                        3,658,508           0           64.6
C/O Edict Systems, Inc.
2680 Indian Ripple Rd.
Dayton, OH  45440

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

                                       Common           Options    Percent of
                                       Shares                        Class
                                       ------           -------    ----------
All Officers and                       3,969,846           0         70.1
Directors as a
Group (2 persons)

 (iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company's voting Common Stock:

                                       Common           Options    Percent of
Name and Address                       Shares                        Class
                                       ------           -------    ----------
Jason Wadzinski                        3,658,508           0         64.6
C/O Edict Systems, Inc.
2680 Indian Ripple Rd.
Dayton, OH  45440

John F. Sheffs                           311,338           0          5.5
3545 Woodgreen Dr.
Beavercreek, OH  45434

Total shares outstanding at
March 12, 2003                         5,661,002

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer that exceeded $60,000 during the last two years.

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

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4(i)       Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4(ii)      Convertible Subordinated Note                          Previously
                                                                  Filed***

4(iii)     Convertible Subordinated Note with warrant to          Previously
           purchase common shares issued on September             Filed*****
           27, 2001

4(iv)      10% Convertible Subordinated Noted                     Previously
                                                                  Filed

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

15         Letter on unaudited interim financial information      N/A

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

99         Certifications                                         Filed
                                                                  Herewith


*     Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**    Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** In substantially the form filed with Form 10-QSB for the quarter ended March 31, 2001 filed as of May 9, 2001
**** Filed with Form 10-QSB for the quarter ended June 30, 2001 filed as of August 14, 2001
***** In substantially the form filed with Form 10-QSB for the quarter ended
      September 30, 2001 filed as of November 14, 2001
******In substantially the form filed with Form 10-QSB for the quarter ended
      September 30, 2002 filed as of December 16, 2002

              (b)  Reports on Form 8-K

The Company filed Form 8-K during the quarter ending December 31, 2002 on November 20, 2002, in which the Company reported that it issued a press release on November 19, 2002 announcing that the Company was delaying the filing of the 10-QSB for the period ending September 30, 2002 resulting from the Company having received on October 30, 2002 a letter from the SEC containing comments about previous filings with the SEC with a request for clarification.

As a result, the Company restated its previously issued financial statements and filed amended filings with the Securities and Exchange Commission. The Company filed with the SEC on December 16, 2002 Form 10-QSB for the quarter ended September 30, 2002. In addition, the Company responded to the SEC in writing on January 2, 2003 to the SEC comment letter of October 30, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Director of Accounting, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-KSB Annual Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the Company, particularly during the period in which this Form 10-KSB was being prepared.

(b)   Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 2003                                 By:  /s/ Jason K. Wadzinski
                                                  ------------------------
                                                        Jason K. Wadzinski
                                                   Chief Executive Officer

March 31, 2003                                 By:      /s/ John F. Sheffs
                                                  ------------------------
                                                            John F. Sheffs
                                                                 Treasurer



EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the years ended December 31, 2002 and 2001 included in Item 7 of this Form 10-KSB.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:




Date and Description                                          # shares
---------------------                                    ----------------------
                                                               Year Ended
                                                              December 31,
                                                          2002          2001
                                                          ----          ----

Basic:

Outstanding at January 1                                 5,661,002   5,613,834

June 12, 2001  Issuance of 23,584 common shares
               pursuant to stock purchase agreement                     13,117
June 29, 2001  Issuance of 23,584 common shares
               pursuant to stock purchase agreement                     12,018
March 24, 2001 Issuance of 15% $50,000 Convertible
               Subordinated Note, convertible
               on March 19, 2002 at $1.06 per
               share (conversion is now anti-
               dilutive)                                         -           -
June 26, 2001, Issuance of 15% $25,000 Convertible
               Subordinated Notes, convertible
               on June 26, 2002 at $1.06 per
               share (conversion is anti-
               dilutive)                                         -           -
June 26, 2001  Issuance of warrant to purchase 20,000
               common shares, excluded because
               the exercise price exceeded the
               average market price in 2001 and assumed
               exercise is anti-dilutive in 2002                 -           -
Sept. 27, 2001 Issuance of 15% $250,000
               Convertible Subordinated Note, convertible
               on September 22, 2002 at $1.06 per share
               (conversion is anti-dilutive)                                 -
Sep. 27, 2001  Issuance of warrant to purchase 375,000
               common shares, excluded because the
               exercise price was above the average
               market price in 2001 and assumed
               exercise is anti-dilutive in 2002                 -           -
Oct. 7, 2001   Issuance of 15% $75,000 Convertible
               Subordinated Note, convertible on October
               7, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                             -
Oct. 7, 2001   Issuance of warrant to purchase 112,500
               common shares, excluded because the
               exercise price was above the average
               market price in 2001 and assumed exercise
               is anti-dilutive in 2002                          -           -
Nov. 27, 2001  Issuance of 15% $30,000 convertible
               Subordinated note, convertible on November
               27, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                             -
Nov. 27, 2001  Issuance of warrant to purchase 45,000
               common shares, excluded because the
               exercise price was above the average
               market price in 2001 and assumed exercise
               is anti-dilutive in 2002                          -           -
Dec. 17, 2001  Issuance of 15% $95,000 convertible
               Subordinated note, convertible on December
               17, 2002 at $1.06 per share (conversion
               is anti-dilutive)                                             -
Dec. 17, 2001  Issuance of warrant to purchase 142,500
               common shares, excluded because the
               exercise price was above the average
               market price in 2001 and assumed exercise
               is anti-dilutive in 2002                          -           -
July 9, 2002   Issuance of 10% $250,000 convertible
               Subordinated notes, convertible on
               September 27, 2002 at $1.10 per share
               (conversion is anti-dilutive)                     -
July 9, 2002   Issuance of warrants to purchase 250,000
               Common shares, excluded because exercise
               is antidilutive                                   -
                                                         ---------   ---------
                                                         5,661,002   5,638,969
                                                         =========   =========

The calculation of both basic and diluted loss per share for 2002 and 2001 are the same because the Company's convertible subordinated notes are anti-dilutive and the Company's outstanding warrants for the purchase of additional shares of the Company's common shares resulted in no change to the numerator or denominator.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at December 31, 2002 are converted at maturity, there would be 694,313 additional outstanding common shares, resulting in 655,012 additional weighted average shares included in the calculation of diluted earnings per share for 2002.

If the 10% Convertible Subordinated Notes convertible to common shares at $1.10 per share that are outstanding at December 31, 2002 are converted at maturity, there would be 281,111 additional outstanding common shares, resulting in 122,526 additional weighted average shares included in the calculation of diluted earnings per share for 2002.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at December 31, 2001 are converted at maturity, there would be 569,575 additional outstanding common shares, resulting in 163,300 additional weighted average shares included in the calculation of diluted earnings per share for 2001.


EXHIBIT 99 - CERTIFICATIONS

I, Jason K. Wadzinski, certify that:

1. I have reviewed this annual report on Form 10-KSB of Advant-e Corporation;

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

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                       By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


I, James E. Lesch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Advant-e Corporation;

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

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                       By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-KSB for the period ending December 31, 2002, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 31, 2003                                       By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer

March 31, 2003                                       By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting