Form 10QSB
period 2003-03-31
ADVANT E CORP
filed 2003-05-15
CIK 925043

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of April, 30, 2003 the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:               Yes [ ] No [X]
















PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   March     December
                                                    31,         31,
                                                   2003        2002
                                                   ----        ----
                                                (Unaudited)
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   147,997     98,740
  Accounts receivable, net                         149,328    157,655
  Prepaid expenses                                  61,375     46,817
  Deferred income taxes                             52,607     40,600
                                                   -------    -------
   Total current assets                            411,307    343,812
                                                   -------    -------

SOFTWARE DEVELOPMENT COSTS, net of accumulated
    amortization of $363,031 at March 31, 2003
    and $294,767 at December 31, 2002              608,592    634,956

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $112,795 at March 31, 2003
    and $103,460 at December 31, 2002              176,193    171,589

OTHER ASSETS
  Deferred income taxes                             79,046     79,046
  Deposits                                           6,583      6,583
                                                    ------     ------
                                                    85,629     85,629
                                                 ---------  ---------
   Total assets                                $ 1,281,721  1,235,986
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                             $   214,824    158,320
  Accrued interest                                 145,404    118,025
  Other accrued expenses                            80,878     49,600
  Deferred revenue                                  75,910     93,893
  Bank notes payable                                14,294     14,097
  Convertible subordinated notes payable, net      751,414    729,621
  8% demand notes payable to shareholder            45,000     45,000
                                                 ---------  ---------
   Total current liabilities                     1,327,724  1,208,556
                                                 ---------  ---------
LONG-TERM LIABILITIES
  Bank notes payable, less current maturities        1,188      4,797
                                                 ---------  ---------
    Total liabilities                            1,328,912  1,213,353
                                                 ---------  ---------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding                                      5,661      5,661
  Paid-in capital                                  850,459    850,459
  Accumulated deficit                             (903,311)  (833,487)
                                                  --------   --------
   Total shareholders' equity (deficit)            (47,191)    22,633
                                                 ---------  ---------
   Total liabilities and shareholders'
     equity (deficit)                          $ 1,281,721  1,235,986
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                     2003      2002
                                                     ----      ----
REVENUES
  Internet products and services                 $  609,944   344,009
  Software and license fees                          39,434    59,241
                                                    -------   -------
     Total revenues                                 649,378   403,250
                                                    -------   -------
OPERATING EXPENSES
  Production                                         27,738    32,558
  Salaries and benefits                             386,465   230,175
  General and administrative                        186,120    70,334
  Depreciation                                        9,336     6,702
  Amortization of software development costs         68,264    27,144
  Interest                                           53,286    85,150
                                                    -------   -------
     Total operating expenses                       731,209   452,063
                                                    -------   -------
LOSS BEFORE TAXES                                   (81,831)  (48,813)

INCOME TAXES (BENEFIT)                              (12,007)    2,595
                                                   --------  --------
NET LOSS                                         $  (69,824)  (51,408)
                                                   ========  ========

LOSS PER SHARE
  Basic and diluted                              $    (0.01)    (0.01)
                                                      =====     =====
AVERAGE SHARES OUTSTANDING
  Basic and diluted                               5,661,002 5,661,002
                                                  ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Three Months Ended
                                                      March 31,
                                                    2003      2002
                                                    ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (69,824)  (51,408)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                   9,336     6,702
      Amortization of software development costs    68,264    27,144
      Deferred income taxes (benefit)              (12,007)    2,595
      Amortization of note discount resulting from
        valuation of warrants and beneficial
        conversion features                         21,793    61,795
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                            8,327   (37,062)
      Prepaid expenses                             (14,558)  (10,661)
      Accounts payable                              56,504    19,815
      Accrued interest                              27,379    20,588
      Other accrued expenses                        31,278    24,175
      Deferred revenue                             (17,983)  (19,755)
                                                   -------    ------
        Net cash provided by
          operating activities                     108,509    43,928
                                                   -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                           (13,940)  ( 9,200)
  Software development costs                       (41,900)  (94,756)
                                                   -------   -------
        Net cash used in investing activities      (55,840) (103,956)
                                                   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on bank loans                            (3,412)  (31,236)
                                                   -------  --------
        Net cash used in financing activities       (3,412)  (31,236)
                                                   -------   -------
        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                          49,257   (91,264)

Cash and cash equivalents, beginning of period      98,740   180,679
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 147,997    89,415
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                  $   4,115     2,767

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                              Common Stock
                            -----------------     Paid-in Accumulated
                             Shares    Amount     Capital   Deficit     Total
                            ---------  ------    --------  --------     ------

Balance December 31, 2001   5,661,002 $ 5,661    763,287  (525,953)    242,995

  Net loss                                                (307,534)   (307,534)
  Warrants issued with 10%
    convertible subordinated
    notes                                         27,500                27,500
  Beneficial conversion
    feature of 10% convertible
    subordinated notes                            52,500                52,500
  Beneficial conversion
    feature of extension
    of 15% convertible
    subordinated notes                             7,172                 7,172
                            ---------   -----    -------  --------     -------
Balance December 31, 2002   5,661,002   5,661    850,459  (833,487)     22,633

  Net loss                                                 (69,824)    (69,824)
                            ---------   -----    -------  --------      ------
Balance March 31, 2003      5,661,002 $ 5,661    850,459  (903,311)    (47,191)
                            =========   =====    =======   =======      ======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advant-E Corporation and its wholly-owned subsidiary Edict Systems, Inc.

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-E Corporation's 2002 Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - OPERATIONS AND MANAGEMENT'S INTENT

The Company has incurred substantial operating losses to date. During the year ended December 31, 2002 and in the first three months of 2003, the Company generated positive cash flow from operations. Management believes that current cash and cash equivalents and cash that may be generated from operations in the ensuing year will be sufficient to meet the anticipated capital expenditure requirements and cash interest requirements, provided that the maturity date of certain subordinated notes is extended as discussed below. Such projections are based on historical trends related to growth of revenue from existing customers and new customer acquisition, and anticipated revenue growth from EnterpriseEC. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, product development and enhancement, and general overhead.

To attain these projections, the Company anticipates the need to maintain existing capital levels. The Company is currently negotiating with certain holders of its subordinated notes to obtain extensions of the due dates of the notes, which are primarily due in the third and fourth quarters of 2003. Management believes these notes will be extended prior to the existing maturity dates. If such extensions are not obtained, the Company may be forced to raise additional debt, issue new shares, or reduce current overhead. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

NOTE 3 - INCOME TAX BENEFIT

Income tax benefits consist solely of deferred tax benefits.

The following is a reconciliation of the income tax benefit for federal income tax to the amount computed at the statutory rate of 34% for the three months ended March 31, 2003:



Tax benefit at expected statutory rate                $  27,823
Amount attributable to lower graduated rates expected
  to apply when tax benefits are expected to be
  realized, and state income taxes                      ( 8,407)
Non-deductible interest on debt discount amortization   ( 7,409)
                                                         ------
Federal income tax benefit applicable to loss before
  income tax                                          $  12,007
                                                         ======


The net deferred tax asset arises principally from net operating loss carryforwards, capitalization of software development costs (net of accumulated amortization) for financial reporting purposes that have been charged to expenses when incurred for income tax purposes, and use of the cash basis for income tax purposes.

Management has recognized no valuation allowance for the net deferred tax asset because it believes that it is more likely than not that future taxable income will result in realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $1.1 million, begin to expire in 2020.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2003 and 2002 follows:


                                     Income          Shares         Per Share
                                   (Numerator)    (Denominator)      Amount
                                   -----------    -------------     ---------
Three months ended March 31, 2003
---------------------------------
Net loss                          $ (69,824)

Basic Earnings (Loss) Per Share:
Loss available to common
  shareholders                      (69,824)        5,661,002         (0.01)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of Convertible
  Subordinated Notes are
  anti-dilutive                           -                 -             -

Diluted loss per share:
Loss available to common
  shareholders plus assumed
  conversion                        (69,824)        5,661,002         (0.01)

Three months ended March 31, 2002
---------------------------------
Net loss                            (51,408)

Basic Earnings (Loss) Per Share:
Loss available to common
  shareholders                      (51,408)        5,661,002         (0.01)

Effect of dilutive securities:
Detachable warrants and beneficial
  conversion feature of Convertible
  Subordinated Notes are
  anti-dilutive                           -                 -             -

Diluted loss per share:
Loss available to common
  shareholders plus assumed
  conversion                      $ (51,408)        5,661,002         (0.01)


Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding at March 31, 2003 and 2002 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

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

The Company also provides consultative services for its customers, generally small and medium sized suppliers to large buying organizations wherein it acts as a liaison between the buyers and their suppliers to interface with the buyer on behalf of the Company's customers. Customers consist of businesses across a number of industries throughout the United States and Canada.

Revenue recognition policies with respect to Internet-based subscription fees-- The Company recognizes as revenues one-time Account Activation Fees ($100 per new customer), Trading Partner Setup Fees ($50 per partner for web-EDI) and interconnect Setup Fees ($50 per interconnect) after the Company performs consultative work required in order to establish the electronic trading partnership between the customer and their desired trading partner.

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

Periodically customers do cancel the service, usually because they no longer need to process EDI documents electronically. Other customers may have their accounts deactivated for non-payment per the terms of the services agreement. Such sales returns and allowances are minimal - less than one-half of one per cent of sales.

Revenues from sales of Formula_One and BCLM software products are recognized when the software is shipped to the customer. Recurring license and maintenance fees relating to software products are billed annually and recognized as revenue ratably as earned over the 1-year license period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues of $649,378 in the first quarter of 2003 (Q1 2003) increased by $246,128 (61%) over revenues in the first quarter of 2002 (Q1 2002) of $403,250. Revenues from Internet-based subscription services increased from $344,009 in Q1 2002 to $609,944 in Q1 2003 (77% increase). Revenues from software and license fees decreased from $59,241 in Q1 2002 to $39,434 in Q1 2003 (33% decrease). The increase in revenues from Internet-based subscription services and the decline in revenues from software and license fees reflects the Company's continuing shift of its primary focus from EDI and bar coding software to Internet-based subscription services.

Operating expenses of $731,209 in Q1 2003 increased by $279,146 from Q1 2002. Salaries and benefits increased by $156,290 due to additional personnel needed to maintain, support, and market our Internet-based subscription services. Additional salary and benefit expense increases are due to ratably less development cost capitalized, increased health insurance cost due to additional personnel, and salary increases for key personnel. General and administrative expenses increased by $115,786 due to increased costs associated with marketing web-EDI and EnterpriseEC services, increased legal and accounting expenses, and additional costs related to the Company's new general offices.
Amortization of software development costs increased by $41,120 due primarily to amortization of EnterpriseEC software development costs. Interest expense decreased by $31,864 due to the discount related to the 15% convertible subordinated notes issued in 2001 was substantially amortized to expense in 2002.

Interest expense in Q1 2003 included $21,793 in non-cash charges associated with the beneficial conversion feature of convertible subordinated notes issued in 2001 and 2002.

The income tax expense of $2,595 in Q1 2002 resulted from the non-deductibility for income tax purposes of the non-cash interest expense associated with the convertible subordinated notes issued in 2001 and 2002. This compared to the income tax benefit of $12,007 for Q1 2003.

The Company reports a net loss in Q1 2003 of $69,824 ($0.01 per common share) compared to the net loss in Q1 2002 of $51,408 ($0.01 per common share).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at March 31, 2003:


                                         Accumulated
        Product                 Cost     Amortization         Net
        -------                 ----     ------------         ---

Bar Code Label Module
  (BCLM) Software         $    32,670        32,670             -
Formula_One for Windows
  Software                    128,486       128,486             -
GroceryEC (Web EDI)           428,260       259,843       168,417
Web EDI enhancements           72,702         5,133        67,569
EnterpriseEC                  470,661        98,055       372,606
                              -------       -------       -------
Total                       1,132,779       524,187       608,592
Less:  fully amortized
  BCLM and Formula_One
  For Windows software       (161,156)     (161,156)            -
                             ---------     ---------      -------

                         $    971,623       363,031       608,592
                             ========      ========       =======

Bar Code Label Module (BCLM) and Formula_One for Windows currently generate a small amount of positive cash flow, but were the primary revenue source before 2001. GroceryEC is currently generating positive cash flow and is the Company's largest and primary source of revenue. Sales of EnterpriseEC totaled $33,512 in Q1 2003. Based on our marketplace analysis and marketing efforts we expect EnterpriseEC to ramp up quickly in 2003 and produce positive cash flow by the end of 2003 or early in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial operating losses to date. During the year ended December 31, 2002 and in the first three months of 2003, the Company generated positive cash flow from operations. Management believes that current cash and cash equivalents and cash that may be generated from operations in the ensuing year will be sufficient to meet the anticipated capital expenditure requirements and cash interest requirements, provided that the maturity date of certain subordinated notes is extended as discussed below. Such projections are based on historical trends related to growth of revenue from existing customers and new customer acquisition, and anticipated revenue growth from EnterpriseEC. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, product development and enhancement, and general overhead.

To achieve these projections, the Company anticipates the need to maintain existing capital levels. The Company is currently negotiating with certain holders of its subordinated notes to obtain extensions of the due dates of the notes, which are primarily due in the third and fourth quarters of 2003. Management believes these notes will be extended prior to the existing maturity dates. If such extensions are not obtained, the Company may be forced to raise additional capital from new sources, issue new shares, or reduce current overhead. The Company continually monitors potential sources of available capital and periodically investigates alternative sources of capital. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

The Company is continually monitoring and controlling its operating expenses so that any capital raised and revenues from sales and services are sufficient to provide operational liquidity.

ITEM 3.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the principal financial officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based on this review, the Chief Executive Officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are appropriate and effective. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the first quarter of the 2003 fiscal year or through the date of filing this report.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  INDEX TO EXHIBITS

Exhibit                                                            Method
Number                      Description                           of Filing
--------                    -----------                           ---------
2          Plan of acquisition, reorganization, arrangement,      N/A
           liquidation, or succession

3(a)(i)    Amended Certificate of Incorporation                   Previously
                                                                  Filed*

3(a)(ii)   By-laws                                                Previously
                                                                  Filed**

4.1        Instruments defining the rights of security            Previously
           holders including indentures                           Filed*

4.2        Convertible Subordinated Note                          Previously
                                                                  Filed***
4.3        Convertible Subordinated Note with warrant to
           purchase common shares issued on September             Previously
           27, 2001                                               Filed*****

4.4        10% Convertible Subordinated Note                      Previously
                                                                  Filed******

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

10.4       Lease, dated as of July 30, 2002, between Fritz J.     Filed
           Russ and Dolores H. Russ and Edict Systems, Inc.       Herewith

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

(b) Reports on Form 8-K

On February 13, 2003 the Company filed Form 8-K wherein it announced a change in its independent auditors.

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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

May 15, 2003                                       By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

May 15, 2003                                       By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer



EXHIBIT 10.4 - LEASE


     THIS LEASE is made and executed as of this ____ day of __________, 20__, by and between Fritz J. Russ and Dolores H. Russ (collectively the "Lessor"), whose address is 2380 Kemp Road, Dayton, Ohio 45431 and EDICT Systems, Inc. an Ohio corporation ("Lessee") having its principal place of business at 2680 Indian Ripple Rd., Beavercreek, OH 45440.

WITNESSETH:

SECTION 1.     PREMISES
     Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, on the terms and conditions hereinafter set forth, the premises located in Building #90/92, 2680 Indian Ripple Road, Beavercreek Township, Greene County, Ohio (10,000 - 12,000 rentable sq. ft.), described in Exhibit A hereto (the "Leased Premises"). Lessor shall also provide the nonexclusive right to use the existing parking for Lessee's employees in areas immediately adjacent to the Leased Premises.

     Right of First Refusal: Landlord shall grant Tenant a Right of First Refusal on the adjacent space, consisting of 7,000 square feet as shown on Exhibit A attached hereto. When Landlord begins serious negotiations with a prospect, Landlord shall notify Tenant in writing and Tenant shall have five
(5) business days to commit to such space in writing. The terms of this offering shall be as negotiated by and between Tenant and Landlord and included in Landlord's notice to Tenant.

SECTION 2.     TERM
     A. The initial term of this Lease (the "Initial Term") shall commence on October 1, 2002 (the "Commencement Date") and end on September 30, 2005. The term "Lease Year" as used herein shall mean each 12 month period beginning on the Commencement Date and each anniversary thereof during the term of this Lease.

          Should the leased premises become available for occupancy by the Lessee prior to the established commencement of the term, the Lessee may take possession, paying rent on the pro rata basis at the rental rate hereinafter provided. Should the leased premises not become available for occupancy by the date established for the commencement of the term, the Lessee, nevertheless, shall become liable under the Lease but will not be required to pay rent for such period of delay.

     B. Provided that Lessee is not in default in the payment or performance of any of its obligations under this Lease, Lessee shall have the option to renew this Lease for up to Two (2) consecutive renewal terms of Three year(s) each (individually a "Renewal Term" and collectively the "Renewal Terms"). Each such renewal, if exercised, shall be upon the same terms and conditions that apply during the Initial Term, except for the amount of the base rent, which shall be adjusted as provided in this Lease. Lessee shall renew this Lease for a Renewal Term, if at all, by giving written notice of exercise to Lessor not less than 90 days prior to the date of expiration of the then current term.

     C. As used herein, the phrase "the term of this Lease", "term hereof", or any similar phrase shall include, where appropriate, the Initial Term and any Renewal Term.

SECTION 3.     BASE RENT AND COMMON AREA MAINTENANCE FEES

     A.   Initial Term
     Lessee shall pay to Lessor as annual base rent and common area maintenance fees for the Leased Premises as follows:

   Year 1:

      10,000 sf    $ 5.00/sf      $ 4,166.67 per month     $ 50,000.00 per year
      10,000 sf      2.90/sf CAM    2,416.67 per month       29,000.00 per year
                     ----           --------                 ---------
      Total        $ 7.90 sf      $ 6,583.34 per month     $ 79,000.00 per year

   Year 2:

      11,000 sf    $ 5.00/sf      $ 4,583.33 per month     $ 55,000.00 per year
      11,000 sf      2.90/sf CAM    2,658.33 per month       31,900.00 per year
                     ----           --------                 ---------
      Total        $ 7.90 sf      $ 7,241.66 per month     $ 86,900.00 per year

   Year 3:

      11,885 sf    $ 5.25/sf      $ 5,199.69 per month     $ 62,396.25 per year
      11,885 sf      2.90/sf CAM    2,872.21 per month       34,466.50 per year
                     ----           --------                 ---------
      Total          8.15 sf      $ 8,071.90 per month     $ 96,862.75 per year


     B.   Renewal Terms

     During each Renewal Term, if exercised, the annual base rent shall be increased by a reasonable amount not to exceed 5% per year. In order to exercise such option, Lessee must give Lessor written notice of such exercise not less than 90 days prior to the expiration of the then current term and must not at such time be in default of any of the provisions of the lease.

     C.   Payment of Base Rent

     The base rent payable under this Section 3 (the "Base Rent") shall be paid in equal monthly installments in advance on the first day of each month to Lessor at Lessor's notice address, or at such other place as Lessor may designate by written notice to Lessee. Base Rent payments shall be prorated for any partial months during the term of this Lease.

     D.   Security Deposit

     The Lessee will deposit with the Lessor Six Thousand Five Hundred Eighty-Three and 34/100 Dollars ($6,583.34), which is equal to one month's rent and will be retained as a security deposit for the payment of rent and performance of the covenants and conditions of this lease and as indemnity for any damages to the Lessor by reason of the Lessee's violation of the terms of this lease. It is further agreed and understood that in the event that Lessee complies fully with such covenants and conditions and surrenders the Leased Premises in good condition to the Lessor at the expiration of the term of this lease, the Security Deposit shall be returned to the Lessee within thirty (30) days after the premises have been vacated. No interest shall be accrued to the Lessee on any such deposit.

SECTION 4.     CONDITION OF LEASED PREMISES

     The Landlord, at its cost, shall complete the following work on the Lease
Premises:

1.  Paint Leased Premises.
2.  Install new carpet throughout Leased Premises.
3. Add storage room on north side of building. Approximate size of storage room to be 12' x 26'.
4. Add meeting room adjacent to storage room. Approximate size of meeting room to be 12' x 28'.
5.  Install one (1) set of glass entrance doors.
6. Add one (1) men's ADA restroom and one (1) women's ADA restroom on the southeast corner of the Leased Premises.
7.  Tile will remain on floor in southeast corner of building.
8. Install 48" counter with sink on outside wall of restroom (in tile area). Install 48" wall cupboards above counter.
9. Install one (1) dedicated circuit for microwave and one (1) dedicated circuit for refrigerator.

SECTION 5.     ALTERATIONS

     At any time and from time to time during the term of this Lease, Lessee, at its sole expense, may make interior, nonstructural alterations and improvements to the Leased Premises, provided that the plans for such alterations or improvements shall have been approved by Lessor, which approval shall not be unreasonably withheld. However, such consent and approval shall not be required for any rearrangement of internal office partitions. Lessee shall make no exterior or structural alterations or improvements to any portion of the Leased Premises without Lessor's consent. Any alterations or improvements shall be constructed in a good and workmanlike manner and in compliance with applicable laws, rules and regulations.

SECTION 6.     REPAIR AND MAINTENANCE

     A.   Lessor's Obligations

          Lessor at its cost shall maintain, in good condition, the following:

          1. The structural parts of the building of which the Leased Premises are a part, including the foundations, bearing and exterior walls (excluding glass and doors), subflooring, and roof;

          2. The unexposed electrical, plumbing, and sewage systems serving the Leased Premises, including, without limitation, those portions of the systems lying outside the Leased Premises;

          3. Window frames, gutters, and downspouts on the building of which the Leased Premises are a part; and

          4. Heating, ventilating, and air-conditioning system servicing the Leased Premises.

          5. Lessor shall be responsible for all grounds maintenance, including lawn care, snow removal and parking lot maintenance and repair.

     B.   Lessee's Obligations

          Lessee at its cost shall maintain in good condition, all portions of the Leased Premises which are not identified above as the Lessor's responsibility.

SECTION 7.     USE OF PREMISES

     The Leased Premises shall be used and occupied solely for [research laboratory/office] purposes and for no other purposes or activities without the prior written consent of Lessor.

SECTION 8.     LIENS

     A. Lessee will not create or permit to be created or to remain, and will promptly discharge, at its sole cost and expense, any lien, encumbrance or charge upon the Leased Premises or upon Lessee's leasehold interest therein, of any person claiming under or through Lessee, including without limitation, any lien, encumbrance or charge which arises out of the use or occupancy of the Leased Premises by Lessee or by reason of any labor or materials furnished or claimed to have been furnished to Lessee or by reason of any construction, addition, alteration or repair of any part of the Leased Premises by Lessee.

     B. Nothing in this Lease shall be construed as constituting the consent of Lessor, expressed or implied, to any contractor, subcontractor, laborer, materialman or vendor for the performance of any labor or services or the furnishing of any materials for any construction, alteration, addition or repair of or to the Leased Premises or any part thereof. Notice is hereby given that Lessor will not be liable for any labor, services or materials furnished or to be furnished to Lessee, or to anyone holding the Leased Premises or any part thereof through or under Lessee, and that no mechanic's or other lien for any such labor or materials shall attach to the interest of Lessor in the Leased Premises.

SECTION 9.     TAXES, ASSESSMENTS AND OTHER CHARGES

     Lessee shall pay its proportionate share of real property taxes levied and assessed against the building, other improvements, and land of which the Leased Premises are a part (the "Lessor's Property"). However, Lessee shall have no obligation to pay any part of any general or special assessment against Lessor's Property. Real Estate taxes and assessments are included in the Common Area Maintenance fees as shown in Section 3 above.

SECTION 10.     UTILITIES

     Lessor at its sole cost and expense shall obtain and promptly pay for all utility services furnished to or consumed on the Leased Premises, including, without limitation, electricity, gas, water, sewer, heat and trash collection. Utility charges are included in the Common Area Maintenance fees as shown in
Section 3 above.

SECTION 11.     INSURANCE

     A.   Indemnity

     Lessee shall hold Lessor harmless from all damages arising out of any damage to any person or property occurring in, on, or about the Leased Premises, except that Lessor shall be liable to Lessee for damage resulting from the negligent or intentional acts or omissions of Lessor or its authorized representatives.

     B.   Public Liability and Property Damage Insurance

     Lessee at its cost shall maintain public liability and property damage insurance with a single combined liability limit of $2,000,000, and property damage limits of not less than $500,000, insuring against all liability of Lessee and its authorized representatives arising out of and in connection with Lessee's use or occupancy of the Leased Premises. Lessor shall be named as an additional insured under this policy, as Lessor's interests may appear. Certificates of coverage shall be provided to Lessor, and shall state that the policy may not be amended or canceled without prior notice to Lessor.

     C.   Lessee's Fire Insurance

     Lessee at its cost shall maintain on all its personal property, Lessee's improvements, and alterations, in, on, or about the Leased Premises, a policy of standard fire and extended coverage insurance, with vandalism and malicious mischief endorsements, to the extent of at least 100% of their full replacement value. The proceeds from any such policy shall be used by Lessee for the replacement of personal property or the restoration of Lessee's improvements or alterations.

     D.   Fire Insurance on Lessor's Property

     Lessor at its cost shall maintain on the Lessor's Property a policy of standard fire and extended coverage insurance, with vandalism and malicious mischief endorsements, to the extent of at least 100% of the full replacement value.

     Lessee shall reimburse Lessor for Lessee's proportionate share of the premiums paid by Lessor for maintaining the insurance required by this paragraph within 30 days after Lessee receives a copy of the premium notice.

     Lessee's proportionate share of building insurance premiums are included in the Common Area Maintenance fees as shown in Section 3 above.

     E.   Waiver of Liability and Subrogation

     Notwithstanding anything in this Lease to the contrary, the parties release each other, and their respective authorized representatives, from any claims for damage to the Leased Premises or to Lessor's Property, and to the fixtures, personal property, improvements, and alterations of either Lessor or Lessee in or on the Leased Premises or Lessor's Property that are caused by or result from risks (a) insured against under any insurance policies carried by the parties and in force at the time of any such damage or (b) required by this Lease to be insured against by such party, regardless of whether such insurance is in effect. This waiver shall not apply regardless of the negligence of either party and shall not be limited to the amount of the coverage. Each party shall be responsible for any deductible, co-insurance or self-insurance on any policy of insurance carried by that party, regardless of the fault or negligence of the other party.

     Each party shall cause each property insurance policy obtained by it to provide that the insurance company waives all right of recovery by way of subrogation against either party in connection with any damage covered by any policy. Neither party shall be liable to the other for any damage caused by fire or any of the risks insured against under any insurance policy required by this lease.

SECTION 12.     DESTRUCTION OF PREMISES

     If, during the term of this Lease, the Leased Premises or the building of which the Leased Premises are a part are totally or partially destroyed from any cause, rendering the Leased Premises totally or partially inaccessible or unusable, Lessor shall restore the Leased Premises or the building of which the Leased Premises are a part to substantially the same condition as it was in immediately before destruction, if the restoration can be completed within 180 calendar days after the date of the destruction. Such destruction shall not terminate this lease. Rent shall be equitably apportioned during any period in which and to the extent to which the Leased Premises are inaccessible or unusable.

     If the restoration cannot be made within the time stated in this paragraph, then within 15 days after the parties determine that the restoration cannot be made within such time, Lessee may terminate this Lease immediately by giving notice to Lessor. If Lessee fails to terminate this lease, Lessor, at its election, can either terminate this Lease or restore the building of which the Leased Premises are a part within a reasonable time and this Lease shall continue in full force and effect. If the existing laws do not permit the restoration, either party can terminate this lease immediately by giving notice to the other party.

SECTION 13.     EMINENT DOMAIN

     If all or any substantial portion (15% or more) of the Leased Premises or the Lessor's Property shall be taken by any governmental authority for public purposes so as to substantially interfere with the Lessee's use of the Leased Premises, this Lease may be terminated by either upon 30 days notice to the other. Lessor shall have no liability to Lessee by reason of such termination and Lessee shall be responsible for payment of rent only to the date of termination. Lessee assigns to Lessor all rights in any condemnation proceeds, but Lessee reserves the right to pursue recovery for moving expenses, loss of personal property, and other items not based on the value of the real estate.

SECTION 14.     ASSIGNMENT AND SUBLETTING

     Lessee shall not voluntarily assign or encumber its interest in this lease or in the Leased Premises, or sublet all or any part of the Leased Premises, without first obtaining Lessor's consent. No consent to any assignment, encumbrance, or sublease shall constitute a further waiver of the provisions of this paragraph. No assignment or subletting shall release Lessee from any of its obligations hereunder. Lessee shall reimburse Lessor for all costs and expenses, including reasonable attorneys' fees, associated with any request by Lessee for Lessor's approval of an assignment of this Lease or a sublease of the Premises.

SECTION 15.     ENTRY

     At all reasonable times, Lessor may enter the Leased Premises for the purposes of performing maintenance for which Lessor is responsible, inspecting the Leased Premises and exhibiting them to prospective purchasers and mortgagees and, during the last six months of the term of this Lease, to prospective tenants; provided that Lessor's entries shall not unreasonably interfere with Lessee's business.

SECTION 16.     DEFAULT

     A. If one or more of the following events ("Defaults") shall happen and be continuing: (a) Lessee fails to make punctual payment of the Base Rent or any other amount to be paid hereunder by Lessee; (b) Lessee fails to perform or observe any other covenant or condition to be performed or complied with by Lessee under this Lease, and such failure continues for 30 days after written notice thereof by Lessor to Lessee; or if the default complained of is of such a nature that it cannot reasonably be completely cured or remedied within such 30 day period, Lessee fails to diligently commence to cure such default during such 30 day period, and does not thereafter, with reasonable diligence and in good faith, proceed to remedy or cure such default; (c) Lessee abandons or vacates the Leased Premises; (d) an attachment or execution is levied upon Lessee's property in the Leased Premises or Lessee's interest under this Lease which is not satisfied or released or stayed within 30 days of such levy; (e) Lessee files or there is filed against Lessee a petition in bankruptcy or a petition or answer seeking reorganization under the Federal Bankruptcy Code or any other applicable statute and, in the event the petition is filed against Lessee, it is not dismissed within 60 days after the filing thereof; or (f) an order is entered adjudicating Lessee a bankrupt or approving an involuntary petition seeking a reorganization of Lessee under the Federal Bankruptcy Code or any other applicable statute or appointing a receiver, trustee or conservator for all or any substantial part of the property of Lessee, and such order is not vacated or stayed within 60 days of such entry; then, and in any such event, Lessor shall have the right, at its option, then or at any time thereafter while such Default shall continue, to give a written notice specifying a date on which this Lease shall terminate, and on such date, subject to the provisions of this Section relating to the survival of Lessee's obligations, this Lease shall terminate and expire by limitation.

     B. If any such Default shall have occurred and be continuing, and if Lessor shall have terminated this Lease, Lessor may re-enter and take complete and peaceful possession of the Leased Premises, and remove therefrom all persons and all furniture, trade fixtures, equipment and other personal property located in the Leased Premises and owned or leased from third parties by Lessee without being liable in damages therefor. In such event Lessee shall peacefully and quietly yield up and surrender the Leased Premises to Lessor and remain liable to Lessor as hereinafter provided.

     C. In the event of any such Default, whether or not this Lease is terminated by Lessor, Lessor shall be entitled to recover all unpaid rent for the periods prior to the date of such recovery of possession. If Lessor terminates this Lease, Lessor shall be entitled to damages caused by Lessee's default, which damages shall be determined on the basis of the present value of all future rents that would have become payable under this Lease less the reasonable rental value of the Leased Premises (assuming a reasonable rent-up period during which no rental income would be received) for the period commencing with the date of termination and ending with the date set for the expiration of the then current term, discounted to present value, which present value shall be determined by using an interest rate equal to the prime rate as announced from time to time by Citibank of New York. As an alternative, if Lessor does not terminate this Lease, Lessor may elect to recover monthly from Lessee the sum of (i) the current monthly installment of Base Rent and (ii) any amounts expended by Lessor to pay for taxes, utilities, insurance, maintenance, and all other costs required to be paid by Lessee hereunder, which sum of items
(i) and (ii) is hereinafter referred to as the "Monthly Default Payment". Lessor shall be entitled to recover from Lessee all costs incurred by Lessor and reasonably necessary for the purposes of reletting, including without limitation, brokerage commissions and costs of preparing and modifying the Leased Premises for the new tenant. After the date of such reletting and until the expiration of the then current term of this Lease, Lessor shall be entitled to recover from Lessee monthly on the first day of each month the Monthly Default Payment less the rent and other payments (after deducting Lessor's reasonable expenses) received on account of such reletting.

     D. No right or remedy herein conferred upon or reserved to Lessor is intended to be exclusive of any other right or remedy, and each and every right and remedy shall be cumulative and in addition to any other right or remedy given hereunder, or now or hereafter existing in law or in equity or by statute.

SECTION 17.     HOLDING OVER

     A holding over beyond the expiration of the term of this Lease shall operate as an extension of this Lease from month to month and such holding over may be terminated either by Lessor or Lessee by giving 30 days' written notice to the other. The monthly Base Rent for such holding over period shall be 150% of the monthly Base Rent for the Lease Year immediately preceding such holding over period.

SECTION 18.     QUIET ENJOYMENT

     Upon Lessee's paying the rent and additional charges and observing and performing all of its other obligations under this Lease, Lessee shall quietly enjoy and hold exclusive possession to the Leased premises free of hindrance and molestation by Lessor and those claiming title superior to Lessor, subject, however, to the terms of this Lease.

SECTION 19.     SURRENDER

     At the expiration or earlier termination of the term of this Lease, Lessee shall yield the Leased Premises, including any improvements, additions and other leasehold improvements made by Lessee to Lessor in at least the same repair and condition as existed as of the date of this Lease, ordinary wear and tear excepted. By the expiration or earlier termination of this Lease, Lessee shall remove (i) all of Lessee's personal property, equipment and unattached trade fixtures and (ii) if required by Lessor by written notice given at least 30 days prior to the expiration or earlier termination of this Lease, any of Lessee's improvements, additions and other leasehold improvements (the property described in (i) and (ii) being collectively referred to as the "Lessee's Property"), from the Leased Premises and Lessee shall repair any damage which may result to the Leased Premises from the such removal. In the event Lessee fails to so remove Lessee's Property, or if Lessee is not entitled to remove the same by reason of its default as above provided, Lessor may (but shall not be obligated to) remove Lessee's Property and store the same and repair all damage caused by such removal, all at Lessee's expense. In such event, Lessee shall reimburse Lessor for all reasonable costs and expenses as are from time to time incurred in such removal, the storage of Lessee's Property and the repair of the Leased Premises within five days after Lessor notifies Lessee of such costs and expenses.

SECTION 20.     NOTICES

     A. Any notice required or permitted to be given to a party under the provisions of this Lease shall be in writing and shall be deemed given if mailed by certified or registered United States mail, postage prepaid, return receipt requested, or by commercial overnight courier service, addressed as follows:

          Lessor:      Fritz J. Russ and Dolores Russ
                       2380 Kemp Road
                       Dayton, Ohio 45431

          Lessee:      EDICT Systems, Inc.
                       2680 Indian Ripple road
                       Beavercreek, Ohio 45440
                       Attn: Jason Wadzinski

     B. Either party may, from time to time, change its notice address by written notice to the other party at its then current mailing address, in accordance with the provisions of this Section.

SECTION 21.     WAIVER OF COVENANTS, ETC.

     No waiver of any condition or covenant of this Lease shall be deemed to imply or constitute a further waiver of the same or any other like condition or covenant, and nothing herein contained shall be construed to be a waiver on the part of Lessor of any right or remedy in law or otherwise, and all of Lessor's remedies herein provided for shall be deemed to be cumulative.

SECTION 22.     ESTOPPEL CERTIFICATE

     When needed by Lessor in connection with mortgage financing or sale of the Leased Premises, Lessee shall execute an Estoppel Certificate to evidence (a) the existence or nonexistence of any default hereunder by Lessor or Lessee or of amendments hereto or of prepayments of rental hereunder and (b) such other facts with respect to this Lease as Lessor may reasonably require.

SECTION 23.     SUBORDINATION AND NONDISTURBANCE

     Lessee hereby agrees that its rights hereunder shall be subordinate to the lien of any first mortgage or any other first lien resulting from any method of financing or refinancing (hereinafter referred to as the "Mortgage") now or hereafter existing against all or part of the Leased Premises, and to any and all renewals, modifications, replacements, consolidations and extensions thereof. Upon request Lessee shall execute and deliver all documents requested by the holder of the Mortgage to confirm such subordination. In the event of any foreclosure, sale or other event causing Lessor's ownership of the Leased Premises to terminate, (i) Lessee shall, upon request of the new owner, attorn to the new owner and recognize the new owner as the Lessor under this Lease;
(ii) Lessee shall, upon request, execute and deliver any instrument reasonably requested by the new owner to evidence such attornment; and (iii) Lessee waives any right which it may have by law or in equity to terminate this Lease or to surrender possession of the Leased Premises upon termination of, or institution of proceedings against Lessor's rights of ownership in the Leased Premises.

SECTION 24.     RELOCATION

     The Lessor reserves the right, at any time during the term of this Lease, to request in writing that the Lessee relocate to other space, area or floor within Russ Research Center as the Lessor may deem advisable or necessary. The new premises shall contain the same approximate square footage of rentable area as the former premises. Lessee shall have thirty (30) days from the date of Lessor's request to accept the new premises. If accepted, Lessor shall remodel the new premises to be as nearly as possible similar, in layout and finish as the former premises. Upon completion of remodeling by Lessor and delivery of possession Lessee shall relocate in the new premises and vacate the former premises. Except for the change in designation of Premises, all provisions of this Lease shall remain the same. The Lessor shall pay the cost or relocating the Lessee into the new premises including a reasonable cost of address changes for supplies if necessary. If the Lessee refuses to accept the new premises or fails to respond to Lessor's request within the time stated, this Lease shall terminate upon Lessee vacating the Premises or three (3) months from the date of Lessor's request to Lessee whichever first occurs.


SECTION 25.     MEMORANDUM OF LEASE

     Upon the written request of either party hereto, the parties shall execute a Memorandum of Lease in recordable form in accordance with the provisions of Ohio law.

SECTION 26.     BINDING EFFECT

     Without expanding or otherwise affecting Lessee's right of assignment and subletting set forth above, this Lease and the covenants and agreements of the parties hereunder shall be binding upon and inure to the benefit of Lessor and Lessee and their respective successors and assigns.

SECTION 27.     PARTIAL INVALIDITY

     In the event any clause, term or condition of this Lease shall be determined to be illegal or unenforceable under any applicable governmental laws, orders, rules or regulations, this Lease shall remain in full force and effect as to all other terms, conditions and provisions.

SECTION 28.     HEADINGS, MEANING OF WORDS, ENTIRE AGREEMENT

     The headings used in this Lease are inserted for convenience and are not to be considered in the construction of the provisions of this Lease. This lease constitutes the entire agreement of the parties and may be amended or modified only in a writing signed by both parties, and all prior agreements or understandings between the parties, either oral or written, are superseded by this Lease.

SECTION 29.     ENVIRONMENTAL

     In its use of the Leased Premises, Lessee shall not treat, manufacture, use, store or dispose of hazardous substances, hazardous wastes, petroleum products or other substances regulated under applicable environmental laws, except that Lessee may use and store any of the foregoing materials to the extent that (i) Lessee's use of these materials is merely incidental to Lessee's primary use, (ii) the use and storage of the materials on the Leased Premises is not prohibited by, and is conducted strictly in accordance with, all applicable laws and regulations, and (iii) such use and storage will not render void or cause cancellation of any insurance maintained on the Leased Premises by Lessor, or cause an increase in the premiums for such insurance. Lessee agrees to indemnify Lessor against any and all claims, demands, liabilities, losses and expenses, including consultant fees, court costs and reasonable attorneys' fees, incurred by Lessor due to the presence on or under, or the escape, seepage, leakage, spillage, discharge, emission or release onto or from the Leased Premises of any such materials during the term of this Lease as a result of any acts or omissions of Lessee or its agents, employees, contractors or others claiming under Lessee.

SECTION 30.     COMPLIANCE WITH LAWS

     Lessee, at its sole expense, shall comply with all laws and regulations applicable to its use and occupancy of the Leased Premises, including, but not limited to, with respect to the interior of the Leased Premises, the Americans with Disabilities Act.

SECTION 31.     LIABILITY OF LESSOR

     If Lessor fails to perform any of its obligations under this Lease, and, as a consequence of this default, Lessee recovers a money judgment against Lessor, that judgment may be satisfied only out of the proceeds of sale received upon execution of the judgment against the right, title and interest of Lessor in Lessor's Property, and neither Lessor nor any heirs, assigns, employees or agents of Lessor shall be liable for any deficiency. In no event shall Lessee have the right to levy its execution against any property of Lessor other than Lessor's interest in Lessor's Property. In the event of any sale or other transfer of Lessor's interest in Lessor's Property, Lessor shall be released from all liability and obligations subsequently accruing under this Lease.

     IN WITNESS WHEREOF, the parties have executed this Lease as of the day and year first written above.

Signed and Acknowledged             Lessor:
in the presence of:

______________________________      ________________________________
                                    FRITZ J. RUSS


______________________________      ________________________________
                                    DOLORES H. RUSS


                                    Lessee:
                                    EDICT SYSTEMS, INC.


______________________________      By: ________________________________
                                        JASON K. WADZINSKI
______________________________          President



STATE OF OHIO           )
                        ) SS:
COUNTY OF __________    )

The foregoing instrument was acknowledged before me this _____ day of __________, 20__, by Fritz J. Russ and Dolores H. Russ, husband and wife.

                              ___________________________________
                              Notary Public

STATE OF OHIO           )
                        ) SS:
COUNTY OF __________    )

The foregoing instrument was acknowledged before me this _____ day of __________, 20__, by Jason K. Wadzinski, President of EDICT Systems, Inc., an Ohio corporation, on behalf of the corporation.

                              ___________________________________
                              Notary Public



EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002 and included in
Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:



Date and Description                         # shares
---------------------                 -----------------------
                                       Three Months Ended
                                           March 31,
                                         2003      2002
                                         ----      ----

Basic and diluted:

Outstanding at beginning and end
of period                           5,661,002   5,661,002
                                    =========   =========


The calculation of both basic and diluted loss per share for the three months ended March 31, 2003 and 2002 are the same because the Company's convertible subordinated notes are anti-dilutive and the Company's outstanding warrants for the purchase of additional shares of the Company's common shares resulted in no change to the numerator or denominator.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at March 31, 2003 are converted at maturity, there would be 655,012 additional outstanding and weighted average common shares included in the calculation of diluted earnings per share for the quarter ended March 31, 2003.

If the 10% Convertible Subordinated Notes convertible to common shares at $1.10 per share that are outstanding at March 31, 2003 are converted at maturity, there would be 255,555 additional outstanding and weighted average common shares included in the calculation of diluted earnings per share for the quarter ended March 31, 2003.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at March 31, 2002 are converted at maturity, there would be 569,575 additional outstanding and weighted average common shares included in the calculation of diluted earnings per share for the quarter ended March 31, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the three months ended March 31, 2003 and 2002 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006.



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

May 15, 2003                                         By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


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

May 15, 2003                                         By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting


CERTIFICATION OF PERIODIC FINANCIAL REPORTS FOR ADVANT-E CORPORATION

     The undersigned hereby certify that the periodic report, 10-QSB, for the period ending March 31, 2003, containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


May 15, 2003                                         By: /s/ Jason K. Wadzinski
                                                         ----------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer

May 15, 2003                                         By: /s/     James E. Lesch
                                                         ----------------------
                                                                 James E. Lesch
                                                         Director of Accounting