Form 10QSB
period 2003-06-30
ADVANT E CORP
filed 2003-08-14
CIK 925043

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of July 31, 2003 the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:               Yes [ ] No [X]
















PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   June      December
                                                    30,         31,
                                                   2003        2002
                                                   ----        ----
                                                (Unaudited)
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   126,887     98,740
  Accounts receivable, net                         175,267    157,655
  Prepaid expenses                                  37,151     46,817
  Deferred income taxes                             48,655     40,600
                                                 ---------  ---------
    Total current assets                           387,960    343,812
                                                 ---------  ---------

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $434,648 at June 30, 2003
  and $294,767 at December 31, 2002                578,241    634,956

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $126,305 at June 30, 2003
  and $103,460 at December 31, 2002                170,826    171,589

OTHER ASSETS
  Deferred income taxes                             79,046     79,046
  Deposits                                           6,583      6,583
                                                 ---------  ---------
                                                    85,629     85,629
                                                 ---------  ---------
    Total assets                               $ 1,222,656  1,235,986
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                             $   134,067    158,320
  Accrued interest                                 167,065    118,025
  Other accrued expenses                            67,105     49,600
  Deferred revenue                                  77,355     93,893
  Bank note payable                                 12,027     14,097
  Convertible subordinated notes payable, net      773,207    729,621
  8% demand notes payable to shareholder            45,000     45,000
                                                 ---------  ---------
    Total current liabilities                    1,275,826  1,208,556
                                                 ---------  ---------
LONG-TERM LIABILITIES
  Bank note payable, less current maturities             -      4,797
                                                 ---------  ---------
    Total liabilities                            1,275,826  1,213,353
                                                 ---------  ---------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding                                      5,661      5,661
  Paid-in capital                                  850,459    850,459
  Accumulated deficit                             (909,290)  (833,487)
                                                 ---------  ---------
    Total shareholders' equity (deficit)           (53,170)    22,633
                                                 ---------  ---------
    Total liabilities and shareholders'
     equity (deficit)                          $ 1,222,656  1,235,986
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                     2003      2002         2003      2002
                                     ----      ----         ----      ----
REVENUES
  Internet products and services $  655,497   383,507     1,265,441   727,516
  Software and license fees          59,611   107,930        99,045   167,171
                                    -------   -------     ---------   -------
     Total revenues                 715,108   491,437     1,364,486   894,687
                                    -------   -------     ---------   -------
OPERATING EXPENSES
  Production                         31,981    36,327        59,719    68,885
  Salaries and benefits             383,541   245,536       770,006   475,711
  General and administrative        163,410   123,110       349,530   193,444
  Depreciation                       13,510     8,100        22,846    14,802
  Amortization of software
    development costs                71,617    31,168       139,881    58,312
  Interest                           53,076    73,830       106,362   158,980
                                    -------   -------     ---------   -------
     Total operating expenses       717,135   518,071     1,448,344   970,134
                                    -------   -------     ---------   -------
LOSS BEFORE TAXES                   ( 2,027)  (26,634)      (83,858)  (75,447)

INCOME TAXES (BENEFIT)                3,952     4,815       ( 8,055)    7,410
                                      -----     -----     ---------   -------
NET LOSS                         $  ( 5,979)  (31,449)      (75,803)  (82,857)
                                    =======   =======     =========   =======

LOSS PER SHARE
  Basic and diluted              $    (0.00)    (0.01)        (0.01)    (0.01)
                                       ====      ====          ====      ====
AVERAGE SHARES OUTSTANDING
  Basic and diluted               5,661,002 5,661,002     5,661,002 5,661,002
                                  ========= =========     ========= =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Six Months Ended
                                                      June 30,
                                                    2003      2002
                                                    ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (75,803)  (82,857)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                  22,846    14,802
      Amortization of software development costs   139,881    58,312
      Deferred income taxes (benefit)              ( 8,055)    7,410
      Amortization of note discount resulting
      From valuation of warrants and beneficial
      conversion features                           43,586   112,505
    Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                          (17,612)  (83,534)
      Prepaid expenses                               9,666    35,777
      Accounts payable                             (24,253)   50,766
      Accrued interest                              49,040    41,175
      Other accrued expenses                        17,505     1,390
      Deferred revenue                             (16,538)    1,789
                                                   -------   -------
        Net cash provided by
          operating activities                     140,263   157,535
                                                   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                          ( 22,083) ( 11,592)
  Software development costs                      ( 83,166) (181,917)
                                                   -------   -------
        Net cash used in investing activities     (105,249) (193,509)
                                                   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on bank loans                            (6,867)  (43,592)
                                                   -------  --------
        Net cash used in financing activities       (6,867)  (43,592)
                                                   -------   -------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    28,147   (79,566)

Cash and cash equivalents, beginning of period      98,740   180,679
                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 126,887   101,113
                                                  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                  $  12,382     5,299

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                              Common Stock
                            -----------------     Paid-in Accumulated
                             Shares    Amount     Capital   Deficit     Total
                            ---------  ------    --------  --------     ------


Balance, January 1, 2002    5,661,002 $ 5,661    763,287  (525,953)    242,995

  Net loss                                                (307,534)   (307,534)
  Warrants issued with 10%
    convertible subordinated
    notes                                         27,500                27,500
  Beneficial conversion
    feature of 10% convertible
    subordinated notes                            52,500                52,500
  Beneficial conversion
    feature of extension
    of 15% convertible
    subordinated notes                             7,172                 7,172
                            ---------   -----    -------   -------     -------
Balance December 31, 2002   5,661,002   5,661    850,459  (833,487)     22,633

  Net loss                                                 (75,803)    (75,803)
                            ---------   -----    -------   -------      ------
Balance June 30, 2003       5,661,002 $ 5,661    850,459  (909,290)    (53,170)
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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

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

Results of operations for the three months and for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-E Corporation's 2002 Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - OPERATIONS AND MANAGEMENT'S INTENT

The Company has incurred substantial operating losses to date. During the year ended December 31, 2002 and the six-month period ended June 30, 2003, the Company generated positive cash flow from operations. On July 1, 2003 the Company implemented certain cost savings initiatives that included modest workforce and salary reductions. Management believes that current cash and cash equivalents and cash that may be generated from operations in the ensuing year will be sufficient to meet the anticipated capital expenditure requirements and cash interest requirements, provided that the maturity date of certain subordinated notes is extended as discussed below. Such projections are based on historical trends related to growth of revenue from existing customers and new customer acquisition, and anticipated revenue growth from EnterpriseEC. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, product development and enhancement, and general overhead.

To achieve these projections, the Company anticipates the need to maintain existing capital levels. The Company is currently negotiating with certain holders of its subordinated notes to obtain extensions of the due dates of the notes, which are primarily due in the third and fourth quarters of 2003. On June 30, 2003 the largest single note holder agreed to extend the maturity date of its $250,000 15% note to January 5, 2004 provided the Company pays all accrued interest before September 22, 2003. These interest payments are contemplated in the Company's cash flow projections. Management is negotiating with the other note holders to also extend the maturity dates on their notes to January 5, 2004. Management also expects that, if the Company's financial and operating results in the last two quarters of 2003 are satisfactory to the note holders, some, if not all, of the note holders will further extend the maturity dates. Additionally, the Company is currently pursuing other potential sources of available capital.

If such extensions are not obtained, the Company may be forced to raise additional capital from new sources, issue new shares, or reduce current overhead. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

NOTE 3 - INCOME TAX BENEFIT

Income tax benefits consist solely of deferred tax benefits.

The following is a reconciliation of the income tax expense (benefit) for federal income tax to the amount computed at the statutory rate of 34% for the six months and three months ended June 30, 2003:


                                                     Six months ended
                                                      June 30, 2003
                                                     ----------------

Tax benefit at expected statutory rate                $ (28,512)
Amount attributable to lower graduated rates expected
  to apply when tax benefits are expected to be
  realized, and state income taxes                        5,641
Non-deductible interest on debt discount amortization    14,816
                                                         ------
Federal income tax benefit applicable to loss
  before income tax                                      (8,055)
                                                         ======

                                                   Three months ended
                                                      June 30, 2003
                                                   ------------------

Tax benefit at expected statutory rate                     (689)
Amount attributable to lower graduated rates expected
  to apply when tax benefits are expected to be
  realized, and state income taxes                       (2,769)
Non-deductible interest on debt discount amortization     7,410
                                                          -----
Federal income tax applicable to loss before
  income tax                                          $   3,952
                                                          =====


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

NOTE 4 - EARNINGS (LOSS) PER SHARE

Both the numerator and the denominator used in the calculation of diluted earnings (loss) per share are the same as those used in the calculation of basic earnings (loss) per share for the six months and the three months ended June 30, 2003 and 2002, respectively. This occurs because the effect of the Company's dilutive securities, the detachable warrants and beneficial conversion features of the convertible subordinated notes, are anti-dilutive.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding at June 30, 2003 and 2002 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares during the periods the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues of $715,108 in the second quarter of 2003 (Q2 2003) increased by $223,671 (46%) over revenues in the second quarter of 2002 (Q2 2002) of $491,437. Revenues from Internet-based subscription services increased from $383,507 in Q2 2002 to $655,497 in Q2 2003 (71% increase). Revenues from software and license fees decreased from $107,930 in Q2 2002 to $59,611 in Q2 2003 (45% decrease). The increase in revenues from Internet-based subscription services and the decline in revenues from software and license fees reflects the Company's continuing shift of its primary focus from EDI and bar coding software to Internet-based subscription services. The increase in Internet-based revenues reflects the Company's continuing marketing efforts and customer acceptance in the marketplace of the Company's Internet-based services.

Operating expenses of $717,135 in Q2 2003 increased by $199,064 from Q2 2002. Salaries and benefits increased by $138,005 due to additional personnel to market our Internet-based subscription services and to improve the effectiveness and efficiency of our product development and technical support functions, salary increases for key personnel, and ratably less development cost capitalized. These increases were partially offset by personnel reductions in our development department. General and administrative expenses increased by $40,300 due to increased costs associated with marketing web-EDI and EnterpriseEC services, increased costs of the Company's new general offices, and expenses associated with non-compete agreements. Amortization of software development costs increased by $40,449 due primarily to amortization of EnterpriseEC software development costs. Interest expense decreased by $20,754 because the discount related to the 15% convertible subordinated notes issued in 2001 was substantially amortized to expense in 2002.

Interest expense in Q2 2003 included $21,793 in non-cash charges associated primarily with the issuance of warrants and the beneficial conversion feature of the convertible subordinated notes issued in 2002.

The income tax expense of $3,952 in Q2 2003 and $4,815 in Q2 2002 resulted from the non-deductibility for income tax purposes of the non-cash interest expense associated with the convertible subordinated notes issued in 2001 and 2002.

The Company reports a net loss in Q2 2003 of $5,979 ($0.00 per common share) compared to the net loss in Q2 2002 of $31,449 ($0.01 per common share).

THREE MONTHS ENDED JUNE 30, 2003 AND MARCH 31, 2003

Shown below are comparative results of operations for the quarters ended June 30, 2003 and March 31, 2003:


                                   Three Months Ended
                                   June 30,  March 31,
                                     2003      2003
                                     ----      ----
REVENUES
  Internet products and services $  655,497   609,944
  Software and license fees          59,611    39,434
                                    -------   -------
     Total revenues                 715,108   649,378
                                    -------   -------
OPERATING EXPENSES
  Production                         31,981    27,738
  Salaries and benefits             383,541   386,465
  General and administrative        163,410   186,120
  Depreciation                       13,510     9,336
  Amortization of software
    development costs                71,617    68,264
  Interest                           53,076    53,286
                                    -------   -------
     Total operating expenses       717,135   731,209
                                    -------   -------
LOSS BEFORE TAXES                   ( 2,027)  (81,831)

INCOME TAXES (BENEFIT)                3,952   (12,007)
                                      -----   -------
NET LOSS                         $  ( 5,979)  (69,824)
                                     =======   =======


Revenues of $715,108 in the second quarter of 2003 (Q2 2003) increased by $65,730 (10%) over revenues in the first quarter of 2003 (Q1 2003) of $649,378. The increase resulted primarily from increases in sales of web-EDI services and EnterpriseEC services and software and license fees.

Operating expenses of $717,135 in Q2 2003 decreased by $14,074 from Q1 2003 due primarily to reductions in expenditures for professional services. Salaries and benefits of $383,541 in Q2 2003 were down slightly from $386,465 in Q1 2003.

Interest expense in both quarters included $21,793 in non-cash charges associated primarily with the issuance of warrants and the beneficial conversion feature of the convertible subordinated notes issued in 2002.

The income tax expense of $3,952 in Q2 2003 resulted from the non-deductibility for income tax purposes of the non-cash interest expense associated primarily with the convertible subordinated notes issued in 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues of $1,364,486 in the first six months of 2003 increased by $469,799 (53%) over revenues in the first six months of 2002 of $894,687. Revenues from Internet-based subscription services increased from $727,516 in the first six months of 2002 to $1,265,441 in the first six months of 2003 (74% increase). Revenues from software and license fees decreased from $167,171 in the first six months of 2002 to $99,045 in the first six months of 2003 (41% decrease). The increase in revenues from Internet-based subscription services and the decline in revenues from software and license fees reflect the Company's continuing shift of its primary focus from EDI and bar coding software to Internet-based subscription services.

Operating expenses of $1,448,344 in the first six months of 2003 increased by $478,210 from the first six months of 2002. Salaries and benefits increased by $294,295 due to additional personnel to maintain, support and market our Internet-based subscription services; to improve the effectiveness and efficiency of our product development and technical support functions; for salary increases for key personnel; and ratably less development cost capitalized. These increases were partially offset by personnel reductions reductions in our development department. General and administrative expenses increased by $156,086 due to increased costs associated with marketing web-EDI and EnterpriseEC services, increased costs of the Company's new general offices, and expenses related to non-compete agreements. Amortization of software development costs increased by $81,569 due primarily to amortization of EnterpriseEC software development costs. Interest expense decreased by $52,618 because the discount related to the 15% convertible subordinated notes issued in 2001 was substantially amortized to expense in 2002.

Interest expense in the first six months of 2003 included $43,586 in non-cash charges associated primarily with the issuance of warrants and the beneficial conversion feature of the convertible subordinated notes issued in 2002.

The Company reports a net loss in the first six months of 2003 of $75,803 ($0.01 per common share) compared to the net loss in the first six months of 2002 of $82,857 ($0.01 per common share).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at June 30, 2003:


                                         Accumulated
        Product                 Cost     Amortization         Net
        -------                 ----     ------------         ---

Bar Code Label Module
  (BCLM) Software         $    32,670        32,670             -
Formula_One for Windows
  Software                    128,486       128,486             -
GroceryEC (Web EDI)           428,260       285,036       143,224
Web EDI enhancements          113,968        12,336       101,632
EnterpriseEC                  470,661       137,276       333,385
                              -------       -------       -------
Total                       1,174,045       595,804       578,241
Less:  fully amortized
  BCLM and Formula_One
  for Windows software       (161,156)     (161,156)            -
                             ---------      --------      -------

                         $  1,012,889       434,648       578,241
                             ========       =======       =======

Bar Code Label Module (BCLM) and Formula_One for Windows currently generate a small amount of positive cash flow, but were the primary revenue source before 2001. GroceryEC is currently generating positive cash flow and is the Company's largest and primary source of revenue. Sales of EnterpriseEC totaled $41,177 in Q2 2003 and $ 74,689 in the first six months of 2003.
Based on our marketplace analysis and marketing efforts we expect EnterpriseEC to ramp up in 2003 to produce positive cash flow by the end of 2003 or early in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial operating losses to date. During the year ended December 31, 2002 and the six-month period ended June 30, 2003, the Company generated positive cash flow from operations. On July 1, 2003 the Company implemented certain cost savings initiatives that included modest workforce and salary reductions. Management believes that current cash and cash equivalents and cash that may be generated from operations in the ensuing year will be sufficient to meet the anticipated capital expenditure requirements and cash interest requirements, provided that the maturity date of certain subordinated notes is extended as discussed below. Such projections are based on historical trends related to growth of revenue from existing customers and new customer acquisition, and anticipated revenue growth from EnterpriseEC. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, product development and enhancement, and general overhead.

To achieve these projections, the Company anticipates the need to maintain existing capital levels. The Company is currently negotiating with certain holders of its subordinated notes to obtain extensions of the due dates of the notes, which are primarily due in the third and fourth quarters of 2003. On June 30, 2003 the largest single note holder agreed to extend the maturity date of its $250,000 15% note to January 5, 2004 provided the Company pays all accrued interest before September 22, 2003. These interest payments are contemplated in the Company's cash flow projections. Management is negotiating with the other note holders to also extend the maturity dates on their notes to January 5, 2004. Management also expects that, if the Company's financial and operating results in the last two quarters of 2003 are satisfactory to the note holders, some, if not all, of the note holders will further extend the maturity dates. Additionally, the Company is currently pursuing other potential sources of available capital.

If such extensions are not obtained, the Company may be forced to raise additional capital from new sources, issue new shares, or reduce current overhead. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board in April 2003 issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No.
133. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying instrument relative to Guarantees, and amends certain other existing pronouncements so as to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is effective, generally, for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has had no transactions that are covered by the provisions of SFAS
No. 149. As a result, SFAS No. 149 has no effect on the Company's financial position or results of operations.

The Financial Accounting Standards Board in May 2003 issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity." This statement requires that an issuer classify certain defined financial instruments as liabilities, many of which were previously classified as equity or between the liabilities section and the equity section of the statement of financial position. This statement requires classification as liabilities any financial instruments that are issued in the form of shares that are mandatorily redeemable; that embody an obligation to repurchase the issuer's equity shares; that embody an obligation that issuer must or may settle by issuing a variable number of its equity shares if at inception the monetary value of the obligation is based on either a fixed monetary amount, variations in something other than the fair value of the issuer's equity shares, or variations inversely related to changes in the fair value of the issuer's equity shares. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. The Company has had no transactions that are covered by the provisions of SFAS No. 150. As a result, SFAS No. 150 has no effect on the Company's financial position or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of Advant-e's disclosure controls and procedures that ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of June 30, 2003, Advant-e's disclosure controls and procedures were adequate.

b) Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e's internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the second quarter of the 2003 fiscal year or through the date of filing this report.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

10.4       Lease, dated as of July 30, 2002, between Fritz J.     Previously
           Russ and Dolores H. Russ and Edict Systems, Inc.       Filed*******

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

15         Letter on unaudited interim financial information      N/A

18         Letter on change in accounting principles              N/A

19         Report furnished to security holder                    N/A

22         Published report regarding matters submitted           N/A
           to vote

23         Consent of experts and counsel                         N/A

24         Power of attorney                                      N/A

31         Certifications                                         Filed
                                                                  herewith

32         Certification pursuant to 18 U.S.C. Section 1350,      Filed
           as adopted pursuant to Section 906 of the Sarbanes-    Herewith
           Oxley Act of 2002


*     Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**    Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
*** In substantially the form filed with Form 10-QSB for the quarter ended March 31, 2001 filed as of May 9, 2001
**** Filed with Form 10-QSB for the quarter ended June 30, 2001 filed as of August 14, 2001
***** In substantially the form filed with Form 10-QSB for the quarter ended
      September 30, 2001 filed as of November 14, 2001
******In substantially the form filed with Form 10-QSB for the quarter ended
      September 30, 2002 filed as of December 16, 2002
*******In substantially the form filed with Form 10-QSB for the quarter ended
       March 31, 2003 filed as of May 14, 2003

(b) Reports on Form 8-K

None

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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

August 14, 2003                                    By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

August 14, 2003                                    By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer

EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the six months and three months ended June 30, 2003 and 2002 and included in Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:



Date and Description                       # shares               # shares
---------------------              -----------------------  ------------------
                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                         2003      2002        2003      2002
                                         ----      ----        ----      ----

Basic and diluted:

Outstanding at beginning and end
of period                           5,661,002   5,661,002  5,661,002 5,661,002
                                    =========   =========  ========= =========


The calculation of both basic and diluted loss per share for the six months and three months ended June 30, 2003 and 2002 are the same because the Company's convertible subordinated notes are anti-dilutive and the Company's outstanding warrants for the purchase of additional shares of the Company's common shares resulted in no change to the numerator or denominator.

If the 15% convertible subordinated notes convertible to common shares at $1.06 per share that are outstanding at June 30, 2003 are converted at maturity, there would be 655,012 additional outstanding and weighted average common shares included in the calculation of diluted earnings per share for the six months and the three months ended June 30, 2003.

If the 10% Convertible Subordinated Notes convertible to common shares at $1.10 per share that are outstanding at June 30, 2003 are converted at maturity, there would be 255,555 additional outstanding and weighted average common shares included in the calculation of diluted earnings per share for the six months and the three months ended June 30, 2003.

If the 15% Convertible Subordinated Notes convertible to common shares at $1.06 per share that are outstanding at June 30, 2002 are converted at maturity, there would be 655,012 additional outstanding and weighted average common shares included in the calculation of diluted earnings per share for the six months and the three months ended June 30, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the six months and the three months ended June 30, 2003 and 2002 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006.



EXHIBIT 31 - CERTIFICATIONS


I, Jason K. Wadzinski, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Advant-e
       Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period covered by this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 14, 2003                            By: /s/   Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer



I, James E. Lesch, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Advant-e
       Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period covered by this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 14, 2003                            By: /s/       James E. Lesch
                                                       ------------------------
                                                                 James E. Lesch
                                                         Director of Accounting



EXHIBIT 32 - SECTION 1350 CERTIFICATIONS


Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Advant-e Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 14, 2003                            By: /s/   Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Advant-e Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 14, 2003                            By: /s/       James E. Lesch
                                                       ------------------------
                                                                 James E. Lesch
                                                         Director of Accounting