Form 10QSB
period 2003-09-30
ADVANT E CORP
filed 2003-11-12
CIK 925043

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                            ----------------------

                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003 the issuer had 5,661,002 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:               Yes [ ] No [X]
















PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                 September    December
                                                    30,         31,
                                                   2003        2002
                                                   ----        ----
                                                (Unaudited)
                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   184,256     98,740
  Accounts receivable, net                         194,855    157,655
  Prepaid expenses                                  20,362     46,817
  Deferred income taxes                             21,170     40,600
                                                 ---------  ---------
    Total current assets                           420,643    343,812
                                                 ---------  ---------

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $509,708 at September 30, 2003
  and $294,767 at December 31, 2002                530,771    634,956

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $140,120 at September 30, 2003
  and $103,460 at December 31, 2002                163,110    171,589

OTHER ASSETS
  Deferred income taxes                             79,046     79,046
  Deposits                                           6,583      6,583
                                                 ---------  ---------
                                                    85,629     85,629
                                                 ---------  ---------
    Total assets                               $ 1,200,153  1,235,986
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $    59,963    158,320
  Accrued interest                                  74,206    118,025
  Other accrued expenses                            93,255     49,600
  Deferred revenue                                 114,236     93,893
  Bank note payable                                  8,521     14,097
  Convertible subordinated notes payable, net      750,000    729,621
  8% demand notes payable to shareholder            45,000     45,000
                                                 ---------  ---------
    Total current liabilities                    1,145,181  1,208,556
                                                 ---------  ---------
LONG-TERM LIABILITIES
  Bank note payable, less current maturities             -      4,797
                                                 ---------  ---------
    Total liabilities                            1,145,181  1,213,353
                                                 ---------  ---------
SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 20,000,000
    shares authorized; 5,661,002 issued and
    outstanding                                      5,661      5,661
  Paid-in capital                                  850,459    850,459
  Accumulated deficit                             (801,148)  (833,487)
                                                 ---------  ---------
    Total shareholders' equity                      54,972     22,633
                                                 ---------  ---------
    Total liabilities and shareholders' equity $ 1,200,153  1,235,986
                                                 =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                     2003      2002         2003       2002
                                     ----      ----         ----       ----
REVENUES
  Internet products and services $  722,411   478,361     1,987,852  1,205,877
  Software and license fees          37,454    68,049       136,499    235,220
                                    -------   -------     ---------  ---------
     Total revenues                 759,865   546,410     2,124,351  1,441,097
                                    -------   -------     ---------  ---------
OPERATING EXPENSES
  Production                         27,191    38,658        86,910    107,543
  Salaries and benefits             338,667   281,346     1,108,673    757,057
  General and administrative        136,502   132,089       486,032    325,533
  Depreciation                       13,814     5,889        36,660     20,691
  Amortization of software
    development costs                75,061    53,282       214,942    111,594
  Interest                           33,003    97,322       139,365    256,302
                                    -------   -------     ---------  ---------
     Total operating expenses       624,238   608,586     2,072,582  1,578,720
                                    -------   -------     ---------  ---------
INCOME (LOSS) BEFORE TAXES          135,627  ( 62,176)       51,769  ( 137,623)

INCOME TAXES                         27,485     1,200        19,430      8,610
                                    -------   -------     ---------   --------
NET INCOME (LOSS)                $  108,142  ( 63,376)       32,339  ( 146,233)
                                    =======   =======     =========   ========

EARNINGS (LOSS) PER SHARE
  Basic                          $     0.02     (0.01)         0.01      (0.03)
                                       ====      ====          ====       ====
  Diluted                              0.02     (0.01)         0.01      (0.03)
                                       ====      ====          ====       ====
AVERAGE SHARES OUTSTANDING
  Basic                           5,661,002 5,661,002     5,661,002  5,661,002
                                  ========= =========     =========  =========
  Diluted                         5,908,532 5,661,002     5,745,797  5,661,002
                                  ========= =========     =========  =========

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                                    2003      2002
                                                    ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $  32,339  (146,233)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                  36,660    20,691
      Amortization of software development costs   214,942   111,594
      Deferred income taxes                         19,430     8,610
      Amortization of note discount resulting
        from valuation of warrants and beneficial
        conversion features                         45,379   180,680
      Increase (decrease) in cash arising from
      changes in assets and liabilities:
        Accounts receivable                        (37,200)  (73,682)
        Prepaid expenses                            26,455    18,256
        Accounts payable                           (98,357)   12,415
        Accrued interest                           (43,819)   62,708
        Other accrued expenses                      43,655    43,982
        Deferred revenue                            20,343   (15,677)
        Deposits                                         -   ( 6,584)
                                                   -------   -------
        Net cash provided by operating activities  259,827   216,760
                                                   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                          ( 28,181) ( 69,742)
  Software development costs                      (110,757) (276,901)
                                                   -------   -------
        Net cash used in investing activities     (138,938) (346,643)
                                                   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible subordinated notes           -   250,000
  Payments on convertible subordinated notes      ( 25,000)        -
  Payments on bank loans                          ( 10,373)  (58,115)
                                                    ------  --------
        Net cash provided by (used in)
        financing activities                      ( 35,373)  191,885
                                                    ------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS           85,516    62,002

Cash and cash equivalents, beginning of period      98,740   180,679
                                                   -------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 184,256   242,681
                                                   =======  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
  Interest paid                                  $ 137,804    12,759
  Non-cash transactions
    Fair value of warrants issued with
      convertible subordinated notes                     -    27,500
    Value of beneficial conversion feature of
      convertible subordinated notes                     -    52,000

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                              Common Stock
                            -----------------     Paid-in Accumulated
                             Shares    Amount     Capital   Deficit     Total
                            ---------  ------    --------  --------     ------


Balance, January 1, 2002    5,661,002 $ 5,661    763,287  (525,953)    242,995

  Net loss                                                (307,534)   (307,534)
  Warrants issued with 10%
    convertible subordinated
    notes                                         27,500                27,500
  Beneficial conversion
    feature of 10% convertible
    subordinated notes                            52,500                52,500
  Beneficial conversion
    feature of extension
    of 15% convertible
    subordinated notes                             7,172                 7,172
                            ---------   -----    -------   -------     -------
Balance December 31, 2002   5,661,002   5,661    850,459  (833,487)     22,633

  Net income                                                32,339      32,339
                            ---------   -----    -------   -------      ------
Balance September 30, 2003  5,661,002 $ 5,661    850,459  (801,148)     54,972
                            =========   =====    =======   =======      ======

The accompanying notes are an integral part of the financial statements.



ADVANT-E CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary Edict Systems, Inc. (the "Company").

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

Results of operations for the three months and for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation's 2002 Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - OPERATIONS AND MANAGEMENT'S INTENT

Prior to the quarter ended September 30, 2003, the Company incurred substantial operating losses. The Company reported net income for the current quarter ended September 30, 2003, and generated positive cash flow from operations in the nine-month period ended September 30, 2003 and in the year ended December 31, 2002. This improvement in 2003 results were, in part, due to certain cost saving initiatives implemented in the third quarter of 2003 that included modest workforce and salary reductions and reductions in general and administrative expenses including travel, professional fees and other expenses.

Management believes that current cash and cash equivalents and cash that may be generated from operations in the ensuing year will be sufficient to meet the anticipated capital expenditure requirements and cash interest requirements, provided that the maturity date of certain subordinated notes is extended, the terms modified, or replacement capital is obtained as discussed below. Such projections are based on historical trends related to growth of revenue from existing customers and new customer acquisition, and anticipated revenue growth from EnterpriseEC. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, product development and enhancement, and general overhead.

To achieve these projections, the Company anticipates the need to maintain existing capital levels. The Company has completed negotiations with most holders of its convertible subordinated notes, and is currently negotiating, with certain other holders of its subordinated notes to obtain extensions of the due dates of the notes, which were primarily due in the third quarter of
2003 or which are due in the fourth quarter of 2003.   Substantially all of
the note holders agreed to extend the maturity dates of their notes to January 5, 2004 provided the Company pays all accrued interest before due dates ranging from September 22, 2003 to December 17, 2003. The Company, to date, has made all such interest payments. Those interest payments were contemplated in the Company's cash flow projections. Management also expects that, if the Company's financial and operating results in the last two quarters of 2003 are satisfactory to the note holders, some, if not all, of the note holders will further extend the maturity dates, convert the notes into the Company's common stock pursuant to the note agreements, or modify the terms of the notes.
In addition, the Company is pursuing additional sources of capital to replace the convertible subordinated notes in the event that the note holders request payment.

Any projections of future cash needs and cash flows are subject to substantial uncertainty.

NOTE 3 - INCOME TAX BENEFIT

Income tax benefits consist solely of deferred tax benefits.

The following is a reconciliation of income taxes to the amount computed at the statutory rate of 34% for the nine months and three months ended September 30, 2003:


                                                    Nine months ended
                                                   September 30, 2003
                                                   ------------------
Income taxes at expected statutory rate               $  17,601
Amount attributable to lower rates used
  to calculate deferred income tax assets and
  expected to apply when tax benefits are
  realized, and state income taxes                      (13,599)
Non-deductible interest on debt discount
  amortization                                           15,428
                                                         ------
Income taxes applicable to income
  before taxes                                           19,430
                                                         ======

                                                   Three months ended
                                                   September 30, 2003
                                                   ------------------
Income taxes at expected statutory rate                  46,113
Amount attributable to lower rates used
  to calculate deferred income tax assets and
  expected to apply when tax benefits are
  realized, and state income taxes                      (19,238)
Non-deductible interest on debt discount
  amortization                                              610
                                                         ------
Income taxes applicable to income
  before taxes                                        $  27,485
                                                         ======

The net deferred tax asset arises principally from net operating loss carryforwards, capitalization of software development costs (net of accumulated amortization) for financial reporting purposes that have been charged to expenses when incurred for income tax purposes, and use of the cash basis for income tax purposes.

Management has recognized no valuation allowance for the net deferred tax asset because it believes that it is more likely than not that future taxable income will result in realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company's net operating loss carryforwards, of approximately $1.0 million, begin to expire in 2020.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the nine months and the three months ended September 30, 2003 follows:


                                       Income          Shares         Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------     ---------
Nine months ended
September 30, 2003
----------------------------------
Basic Earnings Per Share:
Net income available to common
  shareholders                         32,339        5,661,002         0.01

Effect of dilutive securities:
Warrants attached to convertible
  subordinated notes                        -           84,795         0.00

Diluted earnings per share:
Net income available to common
  shareholders plus assumed
  exercise of warrants                 32,339        5,745,797         0.01

Three months ended
September 30, 2003
---------------------------------
Basic Earnings Per Share:
Net income available to common
  shareholders                        108,142        5,661,002         0.02

Effect of dilutive securities:
Warrants attached to convertible
  subordinated notes                        -          245,397            -
Warrants granted in exchange for
  services                                  -            2,133            -

Diluted earnings per share:
Net income available to common
  shareholders plus assumed
  exercise of warrants                108,142        5,908,532         0.02


In both the three-month and the nine-month periods ended September 30, 2003 the beneficial conversion features of the Company's convertible subordinated notes are excluded from the calculation of diluted earnings per share because the effects are antidilutive.

In both the three-month and the nine-month periods ended September 30, 2002 the numerator and the denominator used in the calculation of diluted earnings (loss) per share are the same as those used in the calculation of basic earnings (loss) per share. This occurs because the exercise prices of the warrants attached to the Company's convertible subordinated notes and the exercise price of warrants to purchase 20,000 shares issued in 2001 in exchange for services are greater than the average market price of the Company's shares during both periods, and the beneficial conversion features of the Company's convertible subordinated notes are antidilutive.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board in January 2003 issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to public companies no later than the first interim period ending after December 15, 2003. The Company has no such variable interest entities covered by the provisions of FIN 46. As a result, FIN 46 has no effect on the Company's financial position or results of operations.

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

The Company also provides consultative services for its customers, generally small and medium-sized suppliers to large buying organizations wherein it acts as a liaison between the buyers and their suppliers to interface with the buyer on behalf of the Company's customers. Customers consist of businesses across a number of industries throughout the United States and Canada.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues of $759,865 in the third quarter of 2003 (Q3 2003) increased by $213,455 (39%) over revenues in the third quarter of 2002 (Q3 2002).
Revenues from Internet-based subscription services increased by $244,050 (51%) in Q3 2003. Revenues from software and license fees decreased by $30,595 (45%) in Q3 2003. The increase in revenues from Internet-based subscription services and the decline in revenues from software and license fees reflects the Company's continuing shift of its focus from software sales to Internet-based subscription services. The increase in Internet-based revenues reflects the Company's continuing marketing efforts and customer acceptance of the Company's Internet-based services, primarily web-EDI concentrated in the grocery industry and EnterprisEC.

Operating expenses of $624,238 in Q3 2003 increased by $15,652 (3%)from Q3 2002. Production expenses decreased by $11,467 (30%) primarily due to reduced leased software expenses. Salaries and benefits increased by $57,321 (20%) due to additional personnel to improve the effectiveness and efficiency of our product development and technical support functions, salary increases for key personnel, commission increases for key sales personnel and less development costs capitalized; these increases were partially offset by the Company's cost-cutting measures initiated in July 2003 and by personnel reductions.

General and administrative expenses increased by $4,413 (3%) due primarily to increased costs of the Company's newly leased (beginning October 1, 2002) general offices and expenses associated with non-compete agreements; these increases were partially offset by reduced professional services resulting from the Company's cost reduction measures initiated in July 2003. Depreciation expense increased by $7,925 (134%) due primarily to the Company's capital expenditures in the fourth quarter of 2002 to increase its computer processing capacity and to purchase furniture and equipment for the Company's newly leased offices. Amortization of software development costs increased by $21,779 (41%) due primarily to amortization of EnterpriseEC software development costs which did not begin until mid-third quarter in 2002. Interest expense decreased by $64,319 (66%) because the discount related to the 15% convertible subordinated notes issued in 2001 was substantially amortized to expense in 2002.

The income tax expense of $27,485 in Q3 2003 is computed at an approximate effective tax rate of 20%--the rate at which deferred tax assets are expected to be realized. Income tax expense of $1,200 in Q3 2002 reflects the effect of the non-deductibility for income tax purposes of the non-cash interest expense associated with the convertible subordinated notes issued in 2001 and 2002.

The Company reports net income in Q3 2003 of $108,142 compared to the net loss in Q3 2002 of $63,376.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND JUNE 30, 2003

Shown below are comparative results of operations for the quarters ended September 30, 2003 and June 30, 2003:


                                   Three Months Ended
                                September 30, June 30,
                                     2003      2003
                                     ----      ----
REVENUES
  Internet products and services $  722,411   655,497
  Software and license fees          37,454    59,611
                                    -------   -------
     Total revenues                 759,865   715,108
                                    -------   -------
OPERATING EXPENSES
  Production                         27,191    31,981
  Salaries and benefits             338,667   383,541
  General and administrative        136,502   163,410
  Depreciation                       13,814    13,510
  Amortization of software
    development costs                75,061    71,617
  Interest                           33,003    53,076
                                    -------   -------
     Total operating expenses       624,238   717,135
                                    -------   -------
INCOME (LOSS) BEFORE TAXES          135,627   ( 2,027)

INCOME TAXES                         27,485     3,952
                                     ------   -------
NET INCOME (LOSS)                $  108,142   ( 5,979)
                                    =======    =======


Revenues in Q3 2003 increased by $44,757 (6%) over revenues in the second quarter of 2003 (Q2 2003). Revenues from Internet-based subscription services increased by $66,914(10%). Revenues from software and license fees decreased by $22,157 (37%). The increase in revenues from Internet-based subscription services (primarily from grocery industry web-EDI and EnterpriseEC) and the decline in revenues from software and license fees reflects the Company's continuing shift of its focus from software sales to Internet-based subscription services.

Total operating expenses in Q3 2003 decreased by $92,897 (13%) from Q2 2003 due in large part to reductions in expenditures from the Company's cost reduction initiatives beginning July 2003. These initiatives included personnel reductions in development, customer service and sales, across the board payroll salary reductions, adoption of a lower cost health care plan together with increased employee contribution to its cost, reduced reliance on outside consultants for marketing and promotion, reductions in legal and accounting professional services, and reduced travel and entertainment. Interest expense declined because debt discount related the valuation of warrants and beneficial conversion features of the 10% convertible subordinated notes was fully charged to expense in Q2 2003.

The income tax expense of $27,485 in Q3 2003 is computed at an approximate effective tax rate of 20%--the rate at which deferred tax assets are expected to be utilized. Income tax expense of $3,952 in Q2 2003 reflects the effect of the non-deductibility for income tax purposes of the non-cash interest expense associated with the convertible subordinated notes.

The Company reports net income in Q3 2003 of $108,142 compared to the net loss in Q2 2003 of $5,979.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues in the first nine months of 2003 increased by $683,254 (47%) over revenues in the first nine months of 2002. Revenues from Internet-based subscription services increased by $781,975 (65%). Revenues from software and license fees decreased by $98,721 (42%). The increase in revenues from Internet-based subscription services (primarily from grocery industry web-EDI and EnterpriseEC) and the decline in revenues from software and license fees reflects the Company's continuing shift of its focus from software sales to Internet-based subscription services.

Operating expenses increased by $493,862 (31%). Salaries and benefits increased by $351,616 (46%) due to additional personnel to maintain and support our Internet-based subscription services; to improve the effectiveness and efficiency of our product development and technical support functions; for salary increases for key personnel; and ratably less development cost capitalized. These increases were partially offset by personnel reductions. General and administrative expenses increased by $160,499 (49%) due to increased costs associated with marketing web-EDI and EnterpriseEC services, increased costs of the Company's new general offices, and expenses related to non-compete agreements. Depreciation expense increased by $15,969 (77%) resulting primarily from the Company's capital expenditures in the fourth quarter of 2002 to increase its computer processing capacity and to purchase furniture and equipment for the Company's newly leased offices. Amortization of software development costs increased by $103,348 due primarily to amortization of EnterpriseEC software development costs. Interest expense decreased by $116,937 because the discount related to the 15% convertible subordinated notes was substantially amortized to expense in 2002 and the discount related to the 10% convertible subordinated notes was fully-amortized to expense at the end of the second quarter of 2003.

Interest expense in the first nine months of 2003 included $45,379 in non-cash charges associated primarily with the issuance of warrants and the beneficial conversion feature of the convertible subordinated notes issued in 2002.

The income tax expense of $19,430 in 2003 is computed at an approximate effective tax rate of 20%--the rate at which deferred tax assets are expected to be utilized. Income tax expense of $8,610 in 2002 reflects the effects of the non-deductibility for income tax purposes of the non-cash interest expense associated with the convertible subordinated notes issued in 2001 and 2002.

The Company reports net income in the nine months ended September 30, 2003 of $32,339 compared to the net loss in the nine months ended September 30, 2002 of $146,233.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at September 30, 2003:


                                         Accumulated
        Product                 Cost     Amortization         Net
        -------                 ----     ------------         ---

GroceryEC (Web EDI)           428,260       310,228       118,032
Web EDI enhancements          141,558        22,983       118,575
EnterpriseEC                  470,661       176,497       294,164
                              -------       -------       -------
Total                      $1,040,479       509,708       530,771
                            =========       =======       =======


GroceryEC (WebEDI) is currently generating cash flow and is the Company's largest and primary source of revenue. Sales of EnterpriseEC continue to grow in 2003. Based on our current marketplace analysis and marketing efforts we expect EnterpriseEC product revenues and cash flows to continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the quarter ended September 30, 2003, the Company incurred substantial operating losses. The Company reported net income for the current quarter ended September 30, 2003, and generated positive cash flow from operations in the nine-month period ended September 30, 2003 and in the year ended December 31, 2002. This improvement in 2003 results were, in part, due to certain cost saving initiatives implemented in the third quarter of 2003 that included modest workforce and salary reductions and reductions in general and administrative expenses including travel, professional fees and other expenses.

Management believes that current cash and cash equivalents and cash that may be generated from operations in the ensuing year will be sufficient to meet the anticipated capital expenditure requirements and cash interest requirements, provided that the maturity date of certain subordinated notes is extended, the terms modified, or replacement capital is obtained as discussed below. Such projections are based on historical trends related to growth of revenue from existing customers and new customer acquisition, and anticipated revenue growth from EnterpriseEC. The projections also include anticipated cash requirements to provide continuing customer support, installation, sales and marketing, product development and enhancement, and general overhead.

To achieve these projections, the Company anticipates the need to maintain existing capital levels. The Company has completed negotiations with most holders of its convertible subordinated notes, and is currently negotiating, with certain other holders of its subordinated notes to obtain extensions of the due dates of the notes, which were primarily due in the third quarter of
2003 or which are due in the fourth quarter of 2003.   Substantially all of the
note holders agreed to extend the maturity dates of their notes to January 5, 2004 provided the Company pays all accrued interest before due dates ranging from September 22, 2003 to December 17, 2003. The Company, to date, has made all such interest payments. Those interest payments were contemplated in the Company's cash flow projections. Management also expects that, if the Company's financial and operating results in the last two quarters of 2003 are satisfactory to the note holders, some, if not all, of the note holders will further extend the maturity dates, convert the notes into the Company's common stock pursuant to the note agreements, or modify the terms of the notes.
In addition, the Company is pursuing additional sources of capital to replace the convertible subordinated notes in the event that the note holders request payment.

Any projections of future cash needs and cash flows are subject to substantial uncertainty.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2002 TO SEPTEMBER 30, 2003

Accounts receivable at September 30, 2003 increased by $37, 200 (24%), reflecting the Company' s growth in revenues in 2003. Software development costs decreased by $104,185 as additions of $110,757 were more than offset by amortization of those costs of $214,942. The Company amortizes its software development costs using the straight-line method over three years.

The Company produced $259,827 cash from operations in the nine months ended December 31, 2003. As a result, during that period the Company reduced its accounts payable by $98,357, reduced accrued interest by $43,819 primarily resulting from payments of $129,084 to the holders of the Company's convertible subordinated debt net of additional interest expense on those notes of $86,063, and increased its Cash balance at September 30, 2003 by $85,516.

Other accrued expenses, which consists primarily of salaries, payroll taxes, and property taxes, increased by $43,655 due primarily to the timing of the final payrolls in the quarter. Deferred revenue increased $20,343 as the Company received prepayments from two customers for future services of $46,041, which were offset by reduced deferred license fees of $25,698. The balance of deferred license fees is expected to continue to decline due to the Company's continuing shift of its focus from software sales, including resulting license fees for the use of the software, to Internet-based subscription services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board in January 2003 issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to public companies no later than the first interim period ending after December 15, 2003. The Company has no such variable interest entities covered by the provisions of FIN 46. As a result, FIN 46 has no effect on the Company's financial position or results of operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of Advant-e's disclosure controls and procedures that ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of September 30, 2003, Advant-e's disclosure controls and procedures were adequate.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the third quarter of the 2003 fiscal year or through the date of filing this report.

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

(b) Reports on Form 8-K

The Company filed Form 8-K on July 24, 2003 to announce that on the same date the Company issued a press release announcing its financial results for the quarter ending June 30, 2003 and for the six months ending June 30, 2003. The press release included the Company's Consolidated Balance Sheets at June 30, 2003 and December 31, 2002, the Consolidated Statements of Operations for the three months and the six months ended June 30, 2003 and 2002, respectively, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, respectively. The text of the press release including the above described financial statements was attached as an exhibit to the Form 8-K.

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

                                                         Advant-e Corporation
                                                         --------------------
                                                             (Registrant)

November 12, 2003                                  By: /s/ Jason K. Wadzinski
                                                       ----------------------
                                                           Jason K. Wadzinski
                                                      Chief Executive Officer

November 12, 2003                                  By: /s/     John F. Sheffs
                                                       ----------------------
                                                               John F. Sheffs
                                                                    Treasurer


EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Per share earnings are computed and displayed on the Consolidated Statement of Operations for the nine months and three months ended September 30, 2003 and 2002 and included in Item 1 of this Form.

Average shares used in the computation of per share earnings for the Statement of Operations presentations include the following shares issued for basic and diluted per share earnings:



Date and Description                       # shares               # shares
---------------------              -----------------------  ------------------
                                      Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                         2003      2002        2003      2002
                                         ----      ----        ----      ----

Basic:

Outstanding at beginning
  of  period                        5,661,002   5,661,002  5,661,002 5,661,002

Diluted:

Warrants attached to convertible
  subordinated notes                  245,397           -     84,795         -
Warrants issued for services            2,133           -          -         -
                                    ---------   ---------  --------- ---------
                                    5,908,532   5,661,002  5,745,797 5,661,002
                                    =========   =========  ========= =========


In both the three month and the nine month periods ended September 30, 2002 the numerator and the denominator used in the calculation of diluted earnings
(loss) per share are the same as those used in the calculation of basic earnings (loss) per share. This occurs because the exercise prices of the warrants attached to the Company's convertible subordinated notes and the exercise price of warrants to purchase 20,000 shares issued in 2001 in exchange for services are greater than the average market price of the Company's shares during both periods, and the beneficial conversion features of the Company's convertible subordinated notes are anti-dilutive.

If the 15% convertible subordinated notes convertible to common shares at $1.06 per share that are outstanding at September 30, 2003 are converted at maturity, there would be 540,814 outstanding and weighted average common shares included in the calculation of diluted earnings per share for the nine months and the three months ended September 30, 2003.

If the 10% Convertible Subordinated Notes convertible to common shares at $1.10 per share that are outstanding at September 30, 2003 are converted at maturity, there would be 227,462 outstanding and weighted average common shares included in the calculation of diluted earnings per share for the nine months and the three months ended September 30, 2003.

If the 15% and the 10% notes are converted at maturity, there would be 909,937 additional outstanding common shares at September 30, 2002, 884,979 additional weighted average common shares for the three months ended September 30, 2002, and 732,517 additional weighted average common shares for the nine months ended September 30, 2002.

Warrants to purchase 20,000 shares of the Company's common stock at $1.48 per share were outstanding during the nine months and the three months ended September 30, 2003 and 2002. They were not included in the computation of diluted EPS in the periods in 2002 because the warrants' exercise price was greater than the average market price of the common shares during the period the warrants were outstanding. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006.




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


Dated:  November 12, 2003                          By: /s/   Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer



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


Dated:  November 12, 2003                          By: /s/       James E. Lesch
                                                       ------------------------
                                                                 James E. Lesch
                                                         Director of Accounting



EXHIBIT 32 - SECTION 1350 CERTIFICATIONS


Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Advant-e Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 12, 2003                          By: /s/   Jason K. Wadzinski
                                                       ------------------------
                                                             Jason K. Wadzinski
                                                        Chief Executive Officer


Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Advant-e Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 12, 2003                          By: /s/       James E. Lesch
                                                       ------------------------
                                                                 James E. Lesch
                                                         Director of Accounting