Form 10KSB
period 2003-12-31
ADVANT E CORP
filed 2004-03-23
CIK 925043

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-30983

ADVANT-E CORPORATION

(Name of Small Business Issuer in its Charter)

DELAWARE	88-0339012
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

2680 Indian Ripple Dr., Dayton, Ohio	45440
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (937) 429-4288

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $2,942,992.

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 11, 2004 was $4,095,218.

The number of shares of outstanding common stock of the issuer as of March 15, 2004 was 6,244,917.

DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K filed on February 13, 2003 wherein the Registrant reported a change in its certifying accountants beginning with the financial statements for the year ended December 31, 2002 (Item 8, Part II of this form 10-KSB)

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

DESCRIPTION OF BUSINESS

Business History and Organization

Advant-e Corporation (formerly Twilight Products, Ltd.) (“Advant-e” or “Twilight”) was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Twilight acquired all of the issued and outstanding shares of Edict Systems, Inc., a company incorporated in September of 1994 and organized under the laws of the State of Ohio, pursuant to terms of an Agreement of Plan of Merger dated April 10, 2000 (the “Merger Agreement”).

Immediately following the Merger, the shareholders of Edict owned approximately 81% of the issued and outstanding common stock of Twilight and the Directors and Officers of Edict became the Directors and Officers of Twilight. Edict Systems, Inc. is a wholly owned subsidiary of Advant-e and is the sole operating entity of Advant-e (Advant-e and Edict collectively referred to as the “Company”).

On April 10, 2000, the Company entered into a stock purchase agreement with Halter Financial Group (“HFG”) and Art Beroff (“Beroff”). This Stock Purchase Agreement was a requirement by Edict to complete the merger with Twilight. Under the terms of the Stock Purchase Agreement, HFG and Beroff, or their designees, purchased 282,829 shares of common stock at approximately $1.06 per share for a total purchase price of $299,821; the final purchase was made on June 26, 2001.

On September 6, 2000, Advant-e filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name from “Twilight Productions Ltd.” to “Advant-e Corporation”. This amendment was adopted by the written consent of a majority of the shareholders of the Company on August 6, 2000. In connection with its name change, the Company changed its CUSIP number from 901373100 to 00761J107.

On March 24, 2001, the Company authorized the issuance of $200,000, and on September 27, 2001 authorized the issuance of an additional $325,000, and on various dates in 2001 issued in exchange for cash, $525,000 of 15% Convertible Subordinated Notes that are convertible at maturity in the principal amount plus accrued interest into shares of the Company’s common stock at a price of $1.06 per common share. The holders of all except two of these Notes were also issued warrants to acquire common shares of the Company, at a price of $1.205 per common share, determined by multiplying the principal amount of each note by 1.5, for a total of 750,000 shares. Such warrants have expiration dates throughout 2005 and 2006; none have been exercised.

On July 9, 2002 the Company authorized the issuance of, and on the same date issued in exchange for cash, $250,000 of 10% Convertible Subordinated Notes that are convertible in the principal amount plus accrued interest into shares of the Company’s common stock at a price of $1.10 per common share. The holders of the Notes are each issued a warrant to acquire common shares of the Company, at a price of $1.25 per common share, determined by multiplying the principal amount of each Convertible Subordinated Note by 1.0, for a total of 250,000 shares.

Such warrants have an expiration date of September 27, 2005; none have been exercised.

In 2003 the following events occurred regarding the issuance of the $775,000 of Convertible Subordinate Notes ($525,000 of 15% Notes and $250,000 of 10% Notes):

•	In June 2003 the Company paid in full $25,000 principal amount of 15% Convertible Subordinated Notes and accrued interest in the amount of $8,063.

•	In November 2003 the holder of $250,000 of 15% Convertible Subordinated Notes converted the Note into 235,849 shares of the Company’s common stock at $1.06 per common share. The Company paid in cash before or at the time of conversion all the accrued interest on the Note in the amount of $85,813.

•	In December 2003 the holders of $105,000 of 15% Convertible Subordinated Notes converted their Notes into 99,057 shares of the Company’s common stock at $1.06 per common share. The Company paid in cash before or at the time of conversion all the accrued interest on the Notes in the amount of $37,595.

•	In December 2003 the holders of $250,000 of the 10% Convertible Subordinated Notes converted their Notes into 227,274 shares of the Company’s common stock at $1.10 per common share. The Company paid in cash before or at the time of conversion all the accrued interest on the Notes in the amount of $37,766.

•	In December 2003 the Company paid in full $95,000 principal amount of 15% Convertible Subordinated Notes. The Company paid all accrued interest on the Notes in the amount of $31,528.

•	On December 5, 2003 the holder of the remaining 15% Convertible Subordinated Note outstanding as of December 31, 2003 in the amount of $50,000 converted the accrued interest as of December 5, 2003 on the Note in the amount of $23,040 into 21,735 shares of the Company’s common stock at $1.06 per common share and was issued a warrant that expires on December 6, 2006 to purchase 75,000 shares of the Company’s common stock at $1.205 per common share. The warrant contains the same terms and is equivalent to the warrants issued to the other 15% Convertible Subordinated Note holders.

On January 30, 2004 the Company paid in full the $50,000 principal amount and remaining accrued interest in the amount of $1,167 on the 15% Convertible Subordinated Note that was outstanding as of December 31, 2003. As a result, the entire issuance of 15% and 10% Convertible Subordinated Notes in the aggregate principal amount of $775,000 was either paid in full ($170,000) or converted to shares of the Company’s common stock ($605,000) as of January 30, 2004. The Company issued a total of 583,915 shares of its common stock upon conversion of the Convertible Subordinated Notes and related accrued interest.

Overview/Background

The Company, via its wholly owned subsidiary Edict Systems, Inc. is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) products and services, offering comprehensive, standards-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and e-commerce data processing services that help businesses process reoccurring transactions required in the electronic procurement of goods and services and other B2B relationships.

The Company’s software products enable businesses to engage in e-commerce with one another by allowing companies to fully integrate e-commerce data into their business infrastructure and operations as well as allowing smaller companies the ability to manually process electronic transactions.

The Company also provides consultative services for its customers, generally small and medium sized suppliers to large buying organizations wherein it acts as a liaison between the buyers and their suppliers to interface with the buyer on behalf of the Company’s customers. Customers consist of businesses across a number of industries throughout the United States and Canada.

Advant-e specializes in horizontal transaction services via EnterpriseEC(R), an Internet-based Electronic Business Transaction Network and Trading Community Management Platform, and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company markets its web-EDI solutions within specific vertical industries with branded Vertical Industry Portals including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.LogisticsEC.com, and www.MfgEC.com. In addition to Internet and web-based e-commerce solutions, Edict also provides e-commerce integration and bar coding applications via its FORMULA_ONE(R) translation software and Bar Code Label Modules as well as software solutions provided by the Company’s business partners.

The following is a description of the Company’s four principal business products/services:

1. Web-based Electronic Commerce/Electronic Data Interchange (web-EDI) document processing systems and branded vertical industry portals such as GroceryEC.com, RetailEC.com, CPGSupplier.com, MfgEC.com, and LogisticsEC.com, etc. GroceryEC.com is the Company’s first vertical industry business-to-business web-based e-commerce portal and accounts for most of the Company’s revenues. GroceryEC.com is a web-based system for allowing manufacturers and brokers in the grocery industry to conduct electronic commerce with grocery retailers. GroceryEC.com allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The grocery retailing industry has changed dramatically due to technological advances with EDI making many of these changes feasible. The strength of the Company’s business model is that the party that has a large influence on the buying decision, the major grocery retailers (“hubs”), is not the party that pays for the service; the suppliers (“spokes”) who use GroceryEC.com pay for it. The large retailers increase the return on their existing EDI e-commerce investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost. At March 15, 2004, GroceryEC.com supported more than 120 retailers and had approximately 2,600 production customers generating transaction revenues. Several other vertical industry portals are in limited use (RetailEC.com, MfgEC.com, and CPGSupplier.com) and others are planned for future release. In addition to the Internet domain names mentioned, the Company owns FoodServiceEC.com, AutomotiveEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, DrugStoreEC.com, WebEDI.com and others.

2. Internet-based Business-to-Business Electronic-Commerce Network Services—EnterpriseEC.com. The Company’s Electronic Trading Network (ETN) and trading community management platform began generating revenue in the third quarter of 2002. An ETN is an Internet-based service that is an alternative to higher-cost traditional Value Added Networks. The Company markets this service to its GroceryEC.com and other web-EDI customers as well as customers of other existing Value Added Networks.

3. Electronic Commerce and Bar Coding Software-FORMULA_ONE EDI software and Bar Code Label Modules. In addition to Internet and web-based e-commerce solutions,

3the Company also provides electronic commerce integration and bar coding applications via its Formula_One translation software and Bar Code Label Modules. Revenues from these products are steadily declining as the Company continues to emphasize its Internet-based electronic commerce products that have more growth and profit potential. Over the course of 2004, the Company plans on sunsetting a portion of its software business, primarily older DOS-based software. The Company intends on leveraging business partners to provide integration software and services to existing and future software customers as well as providing hosted solution options.

4. Value-Added Applications. Using data stored for other services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting. These products are currently in the pre-development stage.

For items 1 and 2 above, the Company’s EDI administration, technical support and systems maintenance personnel provide consultative services that enable the Company’s customers (suppliers) and their trading partners (usually buying organizations of large companies or “hubs”) to conduct EDI transactions, as requested by the hub, by interfacing with the hub on behalf of the Company’s customers to facilitate the establishment of their electronic (EDI) trading partner relationship. Because each hub has established processes in place to migrate a non-EDI supplier to an EDI-enabled supplier, and because these procedures vary among the hubs, the Company acts as a liaison between its customers and the hub to establish this EDI connection. Since most of the Company’s customers are small to medium-sized companies, they recognize that the Company has the resources and expertise to establish this connection for them. This trading partner connection and relationship, once established, is portable to other EDI service providers if the customer chooses to do so.

Time periods of these web-EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled at any time during the first year with 90-days prior written notice and in subsequent years with 30-days prior written notice.

The Company is currently focusing on increasing subscription fees relating to its web-EDI services and EnterpriseEC.

The Company is continuing its strategy to shift its primary focus from EDI and bar coding software and license fees to Internet-based electronic commerce subscription services.

The Market

Business-to-business e-commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. In the 1980’s, the predominant technology for B2B e-commerce was Electronic Data Interchange (“EDI”), which involves the use of industry standards to conduct the exchange of business documents electronically. The transactions were communicated between businesses over private communication networks, known as VANs, which provided security, administration of trading partnerships, auditing, and delivery of electronic transactions. In the 1990’s, the Internet, because of its wider acceptance among businesses, became a viable option for conducting e-commerce instead of using private networks. This development greatly increased the opportunity for more businesses to participate in e-commerce due primarily to a perception of lower cost associated with using the Internet.

The advantages of B2B e-commerce typically include elimination of redundant data entry, a reduction in administration associated with processing paper documents, a reduction in lead-time necessary to process documents, the ability to reduce inventory based on “just in time” philosophies, and increased data accuracy. The use of data standards for e-commerce is important for companies with disparate computer systems to communicate business documents electronically in an effective manner.

As larger companies seek to garner the maximum return on their ability to do e-commerce, many of their smaller trading partners will require applications to manually process and generate electronic documents externally from their business systems until such a time that the volume of e-commerce transactions warrant the necessary investment to integrate the e-commerce data into their legacy systems. These smaller companies utilize PC-based software or web-based “portals” for processing and creating e-commerce documents to support their business partners.

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

In support of the first major component, communications, the Company has developed its EnterpriseEC service, which is an Internet-based e-commerce network providing similar functionality as traditional VANs, but at reduced prices due to using the Internet as a communications infrastructure instead of creating and maintaining a private network. EnterpriseEC can be used by companies that currently have e-commerce software in place, but are using traditional VANs by using secure file transfer protocol (“FTP”), EDI-INT, or any other direct method of transferring data that is acceptable to the customer.

In addition, EnterpriseEC communicates with traditional VANs via Internet connections with several VANs who interconnect with the other established VANs in the marketplace. EnterpriseEC also allows customers to transmit and receive data directly to the Company’s data center using other communications protocols such as asynchronous or bisynchronous, bypassing the Internet altogether. This is provided for those customers that have concerns about the Internet being used for B2B e-commerce due to security or availability concerns.

In support of the second major component of B2B e-commerce, data processing, the Company has developed both PC-based software and web-based solutions. The processing of e-commerce data falls into two general categories - those that are integrating the e-commerce data into their in-house legacy business systems and those that process and generate electronic documents manually (not integrated).

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

For companies that want a stand-alone solution which produces readable documents of incoming e-commerce data and generates outgoing e-commerce documents by using data entry screens, the Company has several solutions. In addition to assisting companies with integration, FORMULA_ONE also has stand-alone capabilities whereby incoming data is printed in a readable format and data entry screens are available for generating outgoing documents. In many cases, the outgoing documents are created from incoming data using a “document turnaround” feature within FORMULA_ONE. This feature allows a customer to load an incoming document (such as a purchase order) into a data entry screen for faster generation of an outgoing document (such as an invoice). This “turnaround” feature can be used whenever an outgoing document contains much of the information contained in an associated incoming document.

The Company has also produced a web-based solution for processing e-commerce data in a stand-alone environment (“Web EDI”). By generating readable reports of incoming electronic documents, and utilizing Java applets and/or HTML based entry screens for creating outgoing electronic documents, the Company has created an alternative to traditional e-commerce software and network services. The Company provides these web-based solutions via web-based portals that target specific industry segments.

The Company intends to utilize its many years of experience in the e-commerce industry to market EnterpriseEC horizontally to companies currently doing e-commerce as well as companies that will be conducting e-commerce in the future. Because EnterpriseEC is not industry specific and utilizes both standards-based e-commerce data formats, as well as proprietary formats, any company doing e-commerce is a potential customer of EnterpriseEC.

The Company’s GroceryEC Web EDI solution is currently a leading provider of web-based B2B e-commerce in the grocery industry. The Company intends to duplicate the success of GroceryEC in other vertical industries where there is a high concentration of EDI usage among large buyers, but relatively low support from small and medium size suppliers.

The Company has also initiated a Hub and Spoke marketing program whereby large companies that have a need to conduct e-commerce with a broad business partner base can leverage the capabilities of EnterpriseEC and Web EDI at little or no cost to the large company, provided they meet certain criteria. These criteria consist of:

•	A minimum of 100 potential business partners not currently doing e-commerce with them;

•	A mandate to these business partners to conduct e-commerce combined with a penalty for non-compliance (such as an assessment or handling fee for processing paper-based documents) or an incentive for compliance (such as better payment terms);

•	The Hub must provide a list of targeted business partners to the Company;

•	The Hub must make their business partners aware that EnterpriseEC or its web EDI solutions are available to satisfy the mandate;

•	Establish a direct connection with EnterpriseEC via the Internet or other communications protocols.

No exclusive endorsement of the Company’s products are necessary by the Hub company to gain the benefits of the Hub and Spoke marketing program.

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

Competition

The B2B e-commerce market is highly competitive. Numerous companies supply B2B e-commerce software products, private network services, Internet VAN services, and Web EDI capabilities. Many of the Company’s competitors have significantly greater financial and personnel resources than the Company, due in part either to their revenue and profitability, or their market capitalization. The Company’s competitors range from small companies with limited resources to large companies with substantially greater financial and marketing resources than the Company. The Company believes that existing competitors who compete with the Company in one segment of the market are likely to expand the range of their e-commerce services to include other market segments that the Company has targeted or will target. In addition, the barrier to entry into the Company’s markets is not large so it is likely that new competitors will enter the Company’s markets on an ongoing basis. Also, large telecommunication, media, and software companies may offer services in direct competition to the Company. The Company believes the principal competitive factors in the commercial B2B e-commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, quality of service, price and value. The Company believes it competes favorably with regard to these factors.

Intellectual and Proprietary Rights

The Company regards portions of its software products and other designs, including its web site designs, as proprietary and will attempt to protect them by all available means including trade secret laws, employee and third-party nondisclosure agreements, and built-in software protections.

Although the Company believes that its current technology and designs have been independently developed, there can be no assurance that the technology does not or will not infringe on the rights of others. The Company has no patents or registered copyrights pertaining to its products, and it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to “reverse engineer” or otherwise obtain and use, to the Company’s detriment, information that the Company regards as proprietary. Moreover, the laws of some countries do not offer the same protection to the Company’s proprietary rights as do those of the United States and Canada. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to those utilized by the Company. It is the intention of the Company to apply for patent protection of any processes or business methods determined to be patentable and in the best interest of the Company to do so.

The Company owns United States trademark rights to “EnterpriseEC” and “FORMULA_ONE”. Other trademarks may be acquired by the Company if and when management determines that it is in the best interest of the Company to do so.

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

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company intends to focus on incentive programs for its employees and will endeavor to create a corporate culture that is challenging, rewarding and enhances the employees’ career development. As of February 13, 2004 the Company had a total of 30 employees, 29 full-time employees and 1 part-time employee. Seventeen employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, eight employees are marketing and sales personnel, and five are involved in administration and finance.

The Company announced on October 29, 2003 the hiring of an Executive Vice President. This individual has a long track record of outstanding performance in sales, marketing, and senior level management. This individual will lead the Company’s efforts in sales and marketing, strategic planning, and customer relationship management.

Research and Development

The Company conducts research and development on two levels on a continuing basis. First, the Company continually studies the business processes in the B2B industry, as well as the vertical industries it targets. A pivotal part of the success of the Company’s products is in understanding the exact needs of its customers, and applying that knowledge to its products and services.

Second, core technology research, development, and engineering are conducted on a continual basis. New technologies associated with the Internet and standards for conducting e-commerce (such as extensible markup language or “XML”) and the commercial product development software that support it are continually being researched and incorporated into the Company’s products when deemed necessary.

The Company expended less than $25,000 in 2003 and approximately $25,000 in 2002 for research and development. The Company includes such costs in its prices charged to its customers.

Government Regulation

Based upon its experience and knowledge of the industry, the Company believes that its products comply substantially with applicable regulations in the markets which the Company has targeted, however, there can be no assurances that future regulations or laws will not be adopted that would have an adverse effect on the Company. The Company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities.

The Company believes that it is in full compliance with the applicable rules and regulations of the Securities Exchange Commission and is in full compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 and its regulations.

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent accountants and interim reports containing unaudited financial information as it may be necessary or desirable. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd., Dayton, OH 45440, telephone 937-429-4288. Our web site is www.advant-e.com and www.edictsystems.com.

For further information with respect to us, reference is made to all other reports and information that we have filed with the Commission, which may be inspected and copied at the public reference facilities of the Securities and Exchange Commission in Washington D.C. Copies of such material can be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, telephone 1-800-SEC-0330, at prescribed rates and are available on the World Wide Web at http://www.sec.gov. The Commission maintains information on this web site regarding reports, proxy and information statements and other information pertaining to issuers that file electronically with the Commission. Visitors to the site may access such information by searching the EDGAR database on the SEC’s web site.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company presently leases 12,000 square feet of office space as its principal place of business at 2680 Indian Ripple Rd. Dayton, OH 45440. The lease agreement has an initial three-year term that expires on September 30, 2005 and two consecutive three-year renewal periods available at the Company’s option. Monthly rent under the agreement averages $7,299 ($87,588 per year) during the initial three-year term of the lease. The lease rate in the renewal periods, if exercised, will increase by a maximum amount of 5% per year. Lease payments include substantially all maintenance and repairs, and real estate taxes and utilities. The Company has a right of first refusal on 7,000 square feet of adjacent office space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the 2003 fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “AVEE”) on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

FISCAL 2002
	High	Low
Quarter ended:
March 31, 2002	1.400	1.060
June 30, 2002	1.420	1.150
September 30, 2002	1.210	0.950
December 31, 2002	2.510	0.750

FISCAL 2003
	High	Low
Quarter ended:
March 31, 2003	1.450	1.130
June 30, 2003	1.500	1.020
September 30, 2003	2.250	1.300
December 31, 2003	1.750	1.300

As of February 10, 2004 the Company had approximately 318 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

The Company has never paid any cash or stock dividends. The Company presently intends to reinvest earnings, if any, to fund the development and expansion of the Company and therefore does not anticipate paying dividends on Common Stock in the foreseeable future. The declaration of dividends will be at the discretion of the Board of Directors and will depend upon the Company’s earnings, financial position, general economic conditions and other pertinent factors.

No securities are authorized for issuance under equity compensation plans. The Company plans to implement an employee stock option plan at an undetermined future date, subject to the approval of shareholders.

RECENT PRIVATE OFFERINGS

On April 10, 2000, the Company entered into a stock purchase agreement with Halter Financial Group (“HFG”) and Art Beroff (“Beroff”). This Stock Purchase Agreement was a requirement by Edict to complete the merger with Twilight. Under the terms of the Stock Purchase Agreement, HFG and Beroff, or their designees, purchased 282,829 shares of common stock at approximately $1.06 per share for a total purchase price of $299,821. At the time of execution of the Stock Purchase Agreement, shares of common stock were trading at approximately $1.06 per share. This offering was made pursuant to Section 4(2) of the Securities Act.

The following table sets forth securities sold by the Company in the last three years that have not been registered under the Securities Act and were offered and sold to the persons listed below pursuant to Rule 506. Such securities were sold pursuant to a Stock Purchase Agreement with HFG and Beroff as a requirement of the Merger. No fees were paid to an underwriter.

Date of Sale	Class of Stock	Number of Shares	Cost of Shares	Name
6/13/01	Common	11,792	$12,499.52	Carole Beroff, custodian for Ilana Beroff UGMA

6/13/01	Common	11,792	$12,499.52	Carole Beroff, custodian for David Beroff UGMA

6/29/01	Common	11,792	$12,499.52	Carole Beroff, custodian for Ilana Beroff UGMA

6/29/01	Common	11,792	$12,499.52	Carole Beroff, custodian for David Beroff UGMA

The following is a description of the unregistered securities that are convertible or exchangeable into equity securities, or are warrants representing equity securities, including the terms of conversion or exercise of the securities.

Former Holders of 15% Convertible Subordinated Notes

On March 24, 2001, the Company authorized the issuance of $200,000 and on September 27, 2001 authorized the issuance of an additional $325,000 (for a total of $525,000) of 15% Convertible Subordinated Notes that are convertible, at the note holder’s sole discretion, at maturity in the principal amount plus any accrued interest into the Company’s common stock at a price of $1.06 per common share. All of the Note holders except two were granted a warrant to acquire common shares of the Company, at a price of $1.205 per common share, determined by multiplying the principal amount of each Convertible Subordinated Note by 1.5. This offering was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

On March 24, 2001, the Company received $50,000 in cash from James D. Rike in exchange for a 15% Convertible Subordinated Note. The Note originally was to mature on March 19, 2002; the maturity date was subsequently extended to December 5, 2004. On December 5, 2003 James D. Rike was issued a warrant granting him the right to acquire 75,000 shares of the common stock at a price of $1.205 per share until December 5, 2006. Also on December 5, 2003 Mr. Rike converted the accrued interest at that date in the amount of $23,040 into 21,735 common shares of the Company’s stock at $1.06 pursuant to the Convertible Subordinated Note Agreement. On January 31, 2004 the Company paid the principal and interest totaling $51,167 to Mr. Rike in full payment of the Note.

On June 22, 2001, the Company received a total of $25,000 in cash from two individuals in exchange for two 15% Convertible Subordinated Notes. The Notes originally were to mature on June 22, 2002; the maturity dates were later extended to June 22, 2003. No warrants were issued to the holders of these two Notes. The Company paid the Note holders the principal and interest totaling $33,063 in 2003 to repay the Notes in full.

On September 25, 2001, the Company received $30,000 in cash from Halter Financial Group, Inc. in exchange for a 15% Convertible Subordinated Note. The Note originally was to mature on September 25, 2002; the maturity date was subsequently extended to January 5, 2004. The Company’s majority shareholder personally guaranteed this Note. Concurrently with the issuance of the Note, Halter Financial Group, Inc. was issued a warrant granting it the right to acquire 45,000 shares of the Company’s common stock at a price of $1.205 per share until September 25, 2004 (subsequently extended to September 25, 2005). On December 23, 2003 Halter Financial Group, Inc. converted the principal amount of its Note into 28,302 shares of the Company’s common stock. The Company in 2003 paid in cash to Halter Financial Group, Inc. $10,813, representing all accrued interest on the Note through the date of conversion.

On September 27, 2001, the Company received $250,000 in cash from The Pinnacle Fund, L.P. in exchange for a 15% Convertible Subordinated Note. The Note originally was to mature on September 27, 2002; the maturity date was subsequently extended to January 5, 2004. The Company’s majority shareholder personally guaranteed this Note. Concurrently with the issuance of the Note, The Pinnacle Fund was issued a warrant granting it the right to acquire 375,000 shares of the Company’s common stock at a price of $1.205 per share until September 27, 2004 (subsequently extended to September 27, 2005). On November 14, 2003 The Pinnacle Fund converted the principal amount of its Note into 235,849 shares of the Company’s common stock. The Company in 2003 paid to The Pinnacle Fund $85,813 in cash, representing all accrued interest on the Note through the date of conversion.

On October 7, 2001, the Company received $75,000 in cash from Gary C. Evans in exchange for a 15% Convertible Subordinated Note. The Note originally was to mature on October 7, 2002; the maturity date was subsequently extended to January 5, 2004. The Company’s majority shareholder personally guaranteed this Note. Concurrently with the issuance of the Note, Gary C. Evans was issued a warrant granting him the right to acquire 112,500 shares of the Company’s common stock at a price of $1.205 per share until October 7, 2004 (subsequently extended to October 7, 2005). On December 29, 2003 Gary C. Evans converted the principal amount of his Note into 70,775 shares of the Company’s common stock. The Company in 2003 paid to Gary C. Evans $26,781 in cash, representing all accrued interest on the Note through the date of conversion.

On December 13, 2001, the Company received $95,000 in cash from John S. Lemak in exchange for a 15% Convertible Subordinated Note. The Note originally was to mature on December 13, 2002; the maturity date was subsequently extended to December 13, 2003. The Company’s majority shareholder personally guaranteed this Note. John S. Lemak was issued a warrant granting him the right to acquire 142,500 shares of the Company’s common stock at a price of $1.205 per share until December 13, 2004 (subsequently extended to December 13, 2005). On December 29, 2003 the Company paid the principal and interest totaling $126,5238 in cash to Mr. Lemak in full payment of the Note.

Former Holders of 10% Convertible Subordinated Notes

On July 9, 2002, the Company received $250,000 in cash from the following note holders in exchange for 10% Convertible Subordinated Notes:

Note holder	Amount
Covenant Investments, L.P.	$50,000
Blair Baker	50,000
Scott Brock	25,000
Rene Larrave	50,000
Charter Private Equity, L.P.	25,000
Barwell Partners, Ltd.	50,000

Total	$250,000

The 10% Convertible Subordinated Notes were convertible at maturity in the principal amount plus any accrued interest into the Company’s common stock at a price of $1.10 per common share. All of the holders of the Notes were issued a warrant to acquire common shares of the Company, at a price of $1.25 per common share, determined by multiplying the principal amount of each Convertible Subordinated Note by 1.0. Those warrants have an expiration date of September 27, 2005. The Notes were to originally mature on September 27, 2003; the maturity date was extended to January 5, 2004. The Company’s majority shareholder personally guaranteed the Notes.

These Notes were offered to the above investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

In December, 2003 all the above Note holders converted the principal amounts of their Notes into a total of 227,274 shares of the Company’s common stock at $1.10 per common share. The Company in 2003 paid to the Note holders $37,766 in cash, representing all accrued interest on the Notes through the dates of conversion.

Holder of Warrants issued in exchange for services

On June 25, 2001, the Company issued a warrant to CTC, Inc., a firm specializing in investor relations counseling, granting it the right at any time from June 25, 2002 through June 25, 2006 to acquire 20,000 shares of the Company’s common stock at a price of $1.48 per share. The Company issued the warrant and paid $10,500 cash to CTC, Inc. as total compensation for its execution of an investor and public relations program over approximately a seven-month period.

All the warrants that were issued as described above and that can be converted into a total of 1,020,000 shares of the Company’s common stock are outstanding as of March 17, 2004; none have been exercised.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within the chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-KSB.

This item should be read in conjunction with “Item 1. Financial Statements” and other items contained elsewhere in this Form 10-KSB.

OVERVIEW

The Company is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) products and services, offering EDI-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and data processing services that enable businesses to process transactions electronically.

The Company’s software products enable businesses to integrate e-commerce data into their business and enable smaller companies to process electronic transactions.

The Company provides consultative services for its customers, generally small and medium sized suppliers of larger companies, where the Company interfaces between our customers and the buyers to facilitate the EDI connectivity required for document processing.

The following comprise the Company’s four principal business products/services:

•	Web EDI—Internet-based supply chain solution for the grocery and other industries

•	EnterpriseEC—Internet-based Electronic Business Transaction Network Services

•	Formula_One—EDI software and Bar Code Label Module software

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

EXECUTIVE SUMMARY

The Company’s improved results of operations in 2003 was the result of expanded market acceptance of the Company’s internet-based subscription services including grocery industry web-EDI and EnterpriseEC, the Company’s continuing cost control and containment program, and favorable income tax treatment in recognizing tax benefits of NOL carryforwards.

The Company in 2003 produced cash flow from operating activities of $454,064, an increase of 129% over 2002. Holders of $605,000 of the Company’s Convertible Subordinated Notes converted those Notes into shares of the Company’s common stock. The Company paid in full $120,000 of additional Notes, plus accrued interest on all the Notes. As a result, the Company reduced its liabilities by $727,418.

The Company’s operating results in the fourth quarter of 2003 showed improvement compared to the fourth quarter of 2002, as indicated in the following table:

	Fourth Quarter 2003	Fourth Quarter 2002
Revenues	$818,641	567,292
Operating Expenses	645,989	763,469

Income (loss) before taxes	172,652	(196,177)
Income taxes (benefit)	(10,184)	(34,876)

Net income (loss)	$182,836	(161,301)

Fourth quarter 2003 revenues increased 44% over fourth quarter 2002, resulting from growth in sales of Internet-based subscription services. The reduced operating expenses resulted from the Company’s cost control and containment program.

REVENUES

Revenues grew by 47% in 2003 compared to 2002. This growth continued in the Company’s Internet-based subscription services, primarily from grocery industry web-EDI, which comprises 84% of total revenues, and from EnterpriseEC, which comprises 7% of total revenues. The following table is a breakdown of 2003 and 2002 revenues by product and percentage growth over 2002:

	Revenues		Growth (Decline)
Internet products and services	2003	2002
Web-EDI — GroceryEC	$2,479,306	$1,642,423	51%
Web-EDI — other industries	76,458	25,123	204%
EnterpriseEC	204,436	61,450	233%

	2,760,200	1,728,996	60%
Software and software licenses	182,792	279,393	(35%)

	$2,942,992	$2,008,389	47%

Customers in the grocery industry continue to accept GroceryEC as a leading provider of cost effective and operationally efficient EDI document processing solutions, thus enabling small and medium sized companies to fulfill connectivity requirements of grocery companies. We currently support over 120 grocery companies (“hubs”), enabling the suppliers of those 120 hubs to process EDI business documents through GroceryEC upon choosing GroceryEC as their EDI solution. The bulk of our GroceryEC revenues, however, come from about 25 of those grocery company hubs. We intend in 2004 to increase our revenues by maximizing revenues from those hubs that are providing the bulk of our business and by focusing on several other hubs that we determine will offer the greatest opportunity for new business.

Web-EDI revenues from industries other than grocery grew modestly in 2003 from $25,000 in 2002 to $76,000 (204% growth). The technology of our web-EDI solution for the grocery industry is readily transferable to most other industries. We intend to increase our focus on identifying other vertical industries to leverage our Web-EDI technology.

Revenues from EnterpriseEC increased by 236% in 2003, from $61,000 in 2002 to $205,000 in 2003. Pricing pressures and the advent of alternate connectivity options, primarily peer-to-peer connectivity software applications, have adversely affected the market for Internet-based Value Added Network services. EnterpriseEC is an integral part of our Web-EDI solutions and provides trading community management capabilities to our supported hubs. We intend to increase the functionality of EnterpriseEC as a Trading Community Management Platform and by targeting customers who desire value-added services beyond connectivity.

Revenues from software and license fees continued to decline in 2003 as the Company focuses on Internet-based products and services.

OPERATING EXPENSES AND COST CONTROL

Although operating expenses increased in 2003, they decreased substantially in relation to sales, as indicated by the following table:

	2003		2002		Increase (Decrease) Over 2002
	Amount	% of Revenues	Amount	% of Revenues
Total	$2,718,571	92%	$2,342,189	117%	$376,382

The Company reviewed its salaries and other costs continually throughout 2003. The review included an evaluation of salaries in relation to the marketplace, evaluation of the size and effectiveness of our sales staff and the results of our sales efforts, and a line-by-line critical analysis of all operating expenses. The result was some reorganization within the Company, implementation of a cost control and containment program, and workforce and overhead reductions. The impact of these changes and other variances in operating expenses are detailed in the following table:

Description	Increase (Decrease) Over 2002
Salary increases to key personnel	$144,000
Additional sales and customer service and support persons and incremental sales incentive payments	210,000
Salaries and overhead savings from cost control program	(264,000)
Reductions, compared to 2002, in salaries and benefits capitalized as software development costs	170,000
Costs associated with non-compete agreements	42,000
Lease and other incremental costs of new office space	58,000
Increased direct costs of processing credit card payments	26,000
Non-cash amortization and depreciation	122,000
Non-cash interest for convertible subordinated notes	(132,000)

$376,000

INCOME TAXES BENEFIT

The Company in prior years had recognized deferred tax assets relating to net operating loss carryforwards and to certain other temporary differences related to the Company’s cash basis of accounting for income tax purposes. These tax benefits were recorded at tax rates that the Company expected would be in effect when the net operating loss carryforwards would be realized and the other temporary differences would become recognized for income tax purposes. These rates averaged approximately 21%. In the fourth quarter of 2003, however, the Company determined that the tax rates expected to be in effect when the net operating loss carryforwards are realized and the other temporary differences would become recognized for income tax purposes would approximate 40%. Therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, a 40% tax rate was used to value all deferred tax assets and liabilities. Recording deferred income taxes at the higher 40% tax rate was predicated on the Company’s profitable operating performance for the last half of 2003 and its expected continued profitability in 2004, due in large part to the recurring revenue model of its Internet-based subscription services. The use of the 40% tax rate favorably impacted the company’s net income in 2003 by $108,574.

LIQUIDITY AND CAPITAL RESOURCES

At the beginning of 2003 the Company had thirteen 10% and 15% Convertible Subordinated Notes outstanding in the aggregate principal amount of $775,000 plus accrued interest. The changes in the Company’s convertible subordinated debt were as follows:

Balance, January 1, 2003	$775,000

Payment in full of three Notes	120,000
Conversion of nine Notes to 562,180 shares of the Company’s common stock	605,000

Total paid or converted to common stock	725,000

Balance, December 31, 2003	$50,000

The Company in 2003 paid all the accrued interest on the Notes that were paid in full and the Notes that were converted to the Company’s common stock.

The holder of the $50,000 Note outstanding at December 31, 2003 converted the accrued interest at December 5, 2003 to 21,735 shares of the Company’s common stock.

On January 30, 2004 the Company paid $51,167 in full payment of the principal and accrued interest on the single Note that was outstanding at December 31, 2003.

The former holders of the Notes hold warrants to purchase 750,000 shares of the Company’s common stock at $1.205 per common share and to purchase 250,000 shares at $1.25 per common share. A total of 925,000 warrants can be exercised through various expiration dates that range from September 25, 2005 through December 13, 2005 and 75,000 warrants can be exercised through December 5, 2006.

As a result of the Company’s profitable operations, cash provided by operating activities, payments of convertible subordinated notes, and conversions of convertible subordinated notes to common stock, the Company’s liabilities decreased and shareholders equity increased, as indicated in the following table:

	December 31		Increase (Decrease)
	2003	2002
Current liabilities	$329,935	$1,208,556	$(878,621)
Long-term liabilities	156,000	4,797	151,203

Total liabilities	485,935	1,213,353	(727,418)
Shareholders’ equity	879,360	22,633	856,727

Total liabilities and shareholders’ equity	$1,365,295	$1,235,986	$129,309

Current liabilities consist of accounts payable, accrued expenses, deferred revenue, and Convertible Subordinated and other notes payable. The decrease in 2003 was attributable to the conversion of $605,000 of the Company’s Convertible Subordinated Notes into 584,365 shares of the Company’s common stock, payment in full of $120,000 of those Notes, payment of accrued interest on those Notes and payments of accounts payable. Long-term liabilities consist of deferred income taxes at December 31, 2003 and Bank notes payable less current maturities at December 31, 2002.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2003:

Product	Cost	Accumulated Amortization	Net
Web EDI (includes GroceryEC)	$428,260	335,420	92,840
Web EDI enhancements	168,376	34,479	133,897
EnterpriseEC	470,661	215,720	254,941

Total	$1,067,297	585,619	481,678

GroceryEC (Web-EDI) is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continued to grow in 2003, more than tripling to $204,436. Based on our current marketplace analysis and marketing efforts we expect EnterpriseEC product revenues and cash flows to continue to increase.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Software Development Costs

The Company capitalizes software development costs and amortizes those costs over a three-year estimated economic life of the software applications. Internet technology can change and does change quickly. As a result, any or all of our products could have an economic life of less than (or more than) three years. In addition, our products could become economically obsolete if we cannot sell the products in the marketplace at a margin that is adequate to produce cash flow. We review quarterly the economic lives of our capitalized products, expected cash flow, and profitability of our products. Capitalized software costs are reported at the lower of unamortized cost or net realizable value.

Debt Discount and Amortization

The Company in 2001 and 2002 issued notes with warrants and beneficial conversion features. The Company used the Black-Scholes method to estimate the value of the warrants and the intrinsic value method to estimate the value of the beneficial conversion features. Those methods in their application require the use of judgment and assumptions regarding volatility, interest rates and other factors. The Company believes that the methods provided reasonable estimates of the values of the warrants and beneficial conversion features. At December 31, 2003 the value of all such warrants and beneficial conversion features had been charged to expense. Interest expense for 2003 and 2002 includes $70,129 and $202,473, respectively, for these non-cash charges.

Deferred Income Taxes

Deferred income taxes are provided to recognize future tax benefits of net operating loss carry forwards, to the extent realization of such benefits is more likely than not. Deferred income taxes are also provided for temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes. The tax rates used are those expected to be in effect when the future tax benefits are realized and when the timing differences reverse. In prior years the Company estimated these rates at an average rate of approximately 21%. In the fourth quarter of 2003, however, the Company determined that the tax rates expected to be in effect would be approximate 40%. Application of this 40% rate resulted in a $108,574 favorable impact on the company’s 2003 net income.

Revenue Recognition for Web-EDI and EnterpriseEC subscription fees

The Company recognizes monthly subscription fees of $25 per month per customer ($45 if the Customer does not pay by credit card) and $5 per month per trading partner the customer connects to (up to 5 partners) upon the completion of one month of services. These fees are non-refundable. The Company recognizes transaction fees (document processing fees) upon completion of the processed transactions; these transactions are billed or charged to a customer’s credit card once per month at the end of a monthly period. These fees are non-refundable and are only billed after services are provided.

The Company recognizes as revenues one-time Account Activation Fees ($100 per new customer), Trading Partner Setup Fees ($50 per partner for web-EDI) and interconnect Setup Fees ($50 per interconnect) after the Company performs consultative work required in order to establish the electronic trading partnership between the customer and their desired trading partner. The Company’s EDI administration, technical support and systems maintenance personnel provide these consultative services that enable the Company’s customers (suppliers) and their trading partners (usually buying organizations of large companies or “hubs”) to conduct EDI transactions as requested by the hub by interfacing with the hub on behalf of the Company’s customers. Because each hub has established processes in place to migrate a non-EDI supplier to an EDI-enabled supplier, and because these procedures vary among the hubs, the Company acts as a liaison between its customers and the hub to establish this EDI connection. Since most of the Company’s customers are small to medium-sized companies, they recognize that the Company has the resources and expertise to establish this connection for them. This trading partner connection and relationship, once established, is portable to other EDI service providers if the customer chooses to do so.

Time periods of these web-EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled at any time during the first year with 90-days prior written notice and in subsequent years with 30-days prior written notice.

COMMITMENTS

Other than the operating lease commitments as described in Note 11 to the financial statements included elsewhere in this Form 10-KSB, the Company has no additional commitments that are reasonably likely to have a material effect on the Company’s financial condition or operating performance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board in January 2003 issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to public companies no later than the first interim period ending after December 15, 2003. The Company has no such variable interest entities covered by the provisions of FIN 46. As a result, FIN 46 has no effect on the Company’s financial position or results of operations.

The Financial Accounting Standards Board in April 2003 issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying instrument relative to Guarantees, and amends certain other existing pronouncements so as to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is effective, generally, for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has had no transactions that are covered by the provisions of SFAS No. 149. As a result, SFAS No. 149 has no effect on the Company’s financial position or results of operations.

The Financial Accounting Standards Board in May 2003 issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement requires that an issuer classify certain defined financial instruments as liabilities, many of which were previously classified as equity or between the liabilities section and the equity section of the statement of financial position. This statement requires classification as liabilities any financial instruments that are issued in the form of shares that are mandatorily redeemable; that embody an obligation to repurchase the issuer’s equity shares; that embody an obligation that issuer must or may settle by issuing a variable number of its equity shares if at inception the monetary value of the obligation is based on either a fixed monetary amount, variations in something other than the fair value of the issuer’s equity shares, or variations inversely related to changes in the fair value of the issuer’s equity shares. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. The Company has had no transactions that are covered by the provisions of SFAS No. 150. As a result, SFAS No. 150 has no effect on the Company’s financial position or results of operations.

The Financial Accounting Standards Board in December 2003 issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits–an amendment of FASB Statements No. 87, 88, and 106 (issued 12/03).” This statement makes no changes to the accounting for pension plans and other postretirement benefit plans as required by SFAS No. 87, No. 86, and No. 106. This statement retains the disclosure requirements of the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has no defined benefit pension plan or other postretirement benefit plan. As a result, SFAS No. 132 (revised 2003) has no effect on the Company’s financial position or results of operations.

ITEM 7.	FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of J.D. Cloud & Co. L.L.P. Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiary

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P

Certified Public Accountants

Cincinnati, Ohio

January 29, 2004

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,448	98,740
Accounts receivable, net	215,895	157,655
Deferred income taxes	266,400	40,600
Prepaid expenses	9,604	46,817

Total current assets	708,347	343,812

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $585,619 at December 31, 2003 and $294,767 at December 31, 2002	481,678	634,956
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $154,977 at December 31, 2003 and $103,460 at December 31, 2002	168,687	171,589
OTHER ASSETS
Deferred income taxes	—	79,046
Deposits	6,583	6,583

	6,583	85,629

Total assets	$1,365,295	1,235,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$72,172	158,320
Accrued interest	833	118,025
Accrued salaries and other expenses	71,034	49,600
Deferred revenue	90,931	93,893
Bank notes payable	4,965	14,097
Convertible subordinated notes payable, net	50,000	729,621
Demand notes payable to shareholder	40,000	45,000

Total current liabilities	329,935	1,208,556

LONG-TERM LIABILITIES
Deferred income taxes	156,000	—
Bank notes payable, less current maturities	—	4,797

Total long-term liabilities	156,000	4,797

Total liabilities	485,935	1,213,353

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 6,244,917 outstanding at December 31, 2003 and 5,661,002 outstanding at December 31, 2002	6,245	5,661
Paid-in capital	1,491,427	850,459
Retained earnings deficit	(618,312)	(833,487)

Total shareholders’ equity	879,360	22,633

Total liabilities and shareholders’ equity	$1,365,295	1,235,986

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002
REVENUES
Internet products and services	$2,760,200	1,728,996
Software and license fees	182,792	279,393

Total revenues	2,942,992	2,008,389

OPERATING EXPENSES
Production	115,750	132,433
Salaries and benefits	1,457,817	1,151,413
General and administrative	614,233	526,510
Depreciation	51,517	36,081
Amortization of software development costs	290,852	184,289
Interest	188,402	311,463

Total operating expenses	2,718,571	2,342,189

INCOME (LOSS) BEFORE TAXES	224,421	(333,800)
INCOME TAXES (BENEFIT)	9,246	(26,266)

NET INCOME (LOSS)	$215,175	(307,534)

EARNINGS (LOSS) PER SHARE
Basic	$0.04	(0.05)

Diluted	$0.04	(0.05)

AVERAGE SHARES OUTSTANDING
Basic	5,702,751	5,661,002

Diluted	5,794,365	5,661,002

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance January 1, 2002	5,661,002	$5,661	763,287	(525,953)	242,995
Net loss				(307,534)	(307,534)
Warrants issued with convertible subordinated notes			27,500		27,500
Beneficial conversion features of convertible subordinated notes			59,672		59,672

Balance December 31, 2002	5,661,002	5,661	850,459	(833,487)	22,633
Net income				215,175	215,175
Conversion of convertible subordinated notes to common stock	583,915	584	616,218		616,802
Warrant issued with convertible subordinated note			24,750		24,750

Balance December 31, 2003	6,244,917	$6,245	1,491,427	(618,312)	879,360

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$215,175	(307,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51,517	36,081
Amortization of software development costs	290,852	184,289
Amortization of note discount resulting from valuation of warrants and beneficial conversion features	70,129	202,473
Deferred income taxes (benefit)	9,246	(26,266)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(58,240)	(73,426)
Prepaid expenses	37,213	36,275
Accounts payable	(86,148)	61,370
Accrued salaries and other expenses	21,433	17,368
Accrued interest	(94,151)	94,370
Deferred revenue	(2,962)	(20,404)
Deposits	—	(6,583)

Net cash provided by operating activities	454,064	198,013

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(48,615)	(149,345)
Software development costs	(137,574)	(307,703)

Net cash used in investing activities	(186,189)	(457,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible subordinated notes	(120,000)	—
Borrowings on convertible subordinated notes	—	250,000
Payments on bank notes	(13,929)	(72,904)
Payments on notes payable to shareholder	(5,000)	—
Payments of direct costs of securities offering	(11,238)	—

Net cash provided by (used in) financing activities	(150,167)	177,096

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,708	(81,939)
Cash and cash equivalents, beginning of year	98,740	180,679

CASH AND CASH EQUIVALENTS, END OF YEAR	$216,448	98,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS
Interest paid	$212,424	14,620
Non-cash transactions Conversion to common stock of convertible subordinated notes and related accrued interest	$628,040	—
Fair value of warrants issued with convertible subordinated notes	$24,750	27,500
Fair value of beneficial conversion features of convertible subordinated notes	—	59,672

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advent-E Corporation through its wholly owned subsidiary, Edict Systems, Inc. (collectively the Company), develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly owned subsidiary, Edict Systems, Inc. Inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing these financial statements include those considered in assessment of recoverability of capitalized software development costs, those used in the valuations of certain non-cash transactions including the issuance of common shares of stock in exchange for specified services, the issuance of detachable stock warrants, and the valuation of the beneficial conversion features in connection with the Company’s convertible subordinated notes, and those used in recording net deferred tax assets and net deferred tax liabilities. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management considers account balances that are over 90 days old as having a high probability of uncollectibility and generally includes those amounts in the valuation allowance. In addition, management individually reviews accounts receivable balances and, based on an assessment of current creditworthiness, estimates the account balances that will not be collected and includes those amounts, if any, in the valuation allowance.

The allowance for uncollectible accounts was $5,000 at December 31, 2003 and $25,000 at December 31, 2002.

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”. Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. Under SOP 98-1 and EITF No. 00-2, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

Property and Equipment

Property and equipment are carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using straight line and accelerated methods for financial reporting purposes at rates based on useful lives generally of three to seven years.

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The unamortized discount is shown as a reduction of the debt instrument on the balance sheet. Amortization of debt discount amounted to $70,129 in 2003 and $202,473 in 2002.

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

Revenues from Internet-based products and services (GroceryEC, MfgEC, EnterpriseEC, etc) are comprised of three components - account activation and trading partner set-up fees, monthly subscription fees, and usage based transactional fees.

Revenues earned from account activation and trading partner set-up fees are recognized after the Company performs consultative work required in order to establish an electronic trading partnership between the customer and their desired trading partners. Trading partnerships, once established, require no ongoing effort on the part of the Company and customers are able to utilize the electronic trading partnerships either directly with their customers or via a service provider other than the Company.

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

Advertising

All advertising costs are expensed as incurred. Advertising was $1,229 in 2003 and $8,100 in 2002.

Segment Reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the reporting and disclosure of information about operating segments for public businesses. The Company’s business is comprised of one segment—the development and sale of electronic data interchange and electronic commerce software products.

NOTE 2 - SOFTWARE DEVELOPMENT COSTS

Software development costs at December 31, 2003 and 2002 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2002	$783,174	271,632	511,542
Additions	307,703		307,703
Amortization expense		184,289	(184,289)
Costs of fully-amortized software products	(161,154)	(161,154)	—

Balance, December 31, 2002	929,723	294,767	634,956
Additions	137,574		137,574
Amortization expense		290,852	(290,852)

Balance, December 31, 2003	$1,067,297	585,619	481,678

The unamortized costs at December 31, 2003 relate exclusively to internal use software and costs associated with the web site development and related enhancements.

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

NOTE 3 - BANK NOTE PAYABLE

The Company has a commercial bank note payable that accrues interest at 5.54% per year. Outstanding borrowings under this agreement were $4,965 at December 31, 2003 and $18,894 at December 31, 2002. The loan is payable in monthly installments to its maturity date of April 23, 2004. The loan is collateralized by substantially all the Company’s assets and is guaranteed by the Company’s majority shareholder.

NOTE 4 - NOTES PAYABLE TO SHAREHOLDER

The Company has 8% unsecured notes, payable on demand, due to its President and majority shareholder. Outstanding balances of these notes were $40,000 at December 31, 2003 and $45,000 at December 31, 2002.

NOTE 5 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

Convertible subordinated notes payable consist of the following:

	December 31,
	2003	2002
15% convertible subordinated notes that mature on various dates through December 5, 2004	$50,000	525,000
Less: unamortized discount attributable to estimated fair value of detachable warrants	—	5,379

	50,000	519,621

10% convertible subordinated notes issued July 9, 2002 that mature on January 5, 2004	—	250,000
Less: unamortized discount attributable to estimated fair value of detachable warrants and beneficial conversion feature	—	40,000

	—	210,000

	$50,000	729,621

The Company’s convertible subordinated notes that were outstanding at December 31, 2002 in the principal amount of $775,000 were, in 2003, paid in full ($120,000); converted into 583,915 shares of the Company’s common stock pursuant to the terms of the note agreements ($605,000); and outstanding at December 31, 2003 and subsequently paid in full on January 30, 2004 ($50,000).

The former holders of the notes have warrants to purchase 750,000 shares of the Company’s common stock at $1.205 per common share and to purchase 250,000 shares at $1.25 per common share. A total of 1,000,000 warrants are exercisable as follows: 925,000 warrants between September 27, 2005 and December 13, 2005 and 75,000 warrants, which were issued on December 5, 2003, through December 5, 2006.

The notes had beneficial conversion features valued at $229,404 using the intrinsic value method and had detachable warrants that were valued at $129,698 using the Black-Scholes pricing model. These amounts, beginning in 2001, were amortized to interest expense principally over the 12-month initial term of the notes. The warrants issued on December 5, 2003 were valued at $24,750; this amount was recognized as interest expense in 2003. The related note was paid in full on January 30, 2004. Amounts related to the warrants and beneficial conversion features were recognized as interest expense totaling $70,129 and $202,473 in 2003 and 2002, respectively.

NOTE 6 - LINE OF CREDIT

The Company has a bank line of credit where it can borrow up to $100,000 at the Bank’s prime commercial interest rate. The term of the line of credit is through January 31, 2005. Any borrowings under this line of credit are collateralized by substantially all the company’s assets. The Company has no borrowings under this agreement at December 31, 2003.

NOTE 7 - PROFIT SHARING PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. Company contributions are discretionary. The Company made no contributions to the plan in 2003 and 2002.

NOTE 8 - INCOME TAXES

Income tax expense for 2003 and income tax benefit for 2002 consist solely of deferred taxes. The current tax expense for 2003 of $121,300 was offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of the income tax expense (benefit) to the amount computed at the statutory rate of 34%:

	2003	2002
Tax expense (benefit) at statutory rate	$76,303	(113,492)
State income taxes	17,673	(7,880)
Amount attributable to lower graduated rates expected to apply when tax benefits are expected to be realized	—	26,266
Change in net deferred tax assets attributable to change in the rate expected to apply when the net tax benefits are utilized	(108,574)	—
Non-deductible interest on debt discount amortization	23,844	68,840

Federal income tax expense (benefit) applicable to income (loss) before income tax	$9,246	(26,266)

Deferred taxes consisted of the following at December 31:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$323,951	226,705
Accounts payable and accrued expenses	57,282	41,888
Allowance for uncollectible accounts	2,000	5,000
Deferred revenue from license fees	36,372	18,779

Total deferred tax assets	419,605	292,372

Deferred tax liabilities:
Capitalized software costs, net of accumulated amortization	192,671	126,991
Accounts receivable	88,358	36,371
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	24,334	—
Prepaid expenses	3,842	9,364

Total deferred tax liabilities	309,205	172,726

Net deferred tax asset	$110,400	119,646

Management has not recognized a valuation allowance for the net deferred tax assets because it believes that it is more likely than not that future taxable income will result in realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company’s net operating loss carryforwards of approximately $811,000 begin to expire in 2020.

NOTE 9 - EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2003 and 2002 follows:

Year ended December 31, 2003	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$215,175	5,702,751	$0.04
Effect of dilutive securities:
Outstanding warrants	—	91,614	—
Diluted earnings per share:
Income available to common shareholders plus assumed exercise	215,175	5,794,365	0.04

Year ended December 31, 2002
Basic Earnings (Loss) Per Share:
Loss available to common shareholders	(307,534)	5,661,002	(0.05)
Effect of dilutive securities:
Detachable warrants and Convertible subordinated notes are anti-dilutive	—	—	—
Diluted loss per share:
Loss available to common shareholders plus assumed conversion	$(307,534)	5,661,002	$(0.05)

Warrants to purchase 20,000 shares of the Company’s common stock at $1.48 per share were outstanding at December 31, 2003 and 2002 but were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares of $1.35 per share in 2003 and $1.29 per share in 2002. The warrants are exercisable during the period from June 25, 2002 to June 25, 2006. No warrants have been exercised.

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

NOTE 11 - OPERATING LEASES

The Company is obligated under operating leases for computer software through April 2004, for computers and office equipment through February 2005, and for office space through September 2005. In addition, the Company leased from its President for use as its former headquarters through October 15, 2002 and subsequently for use as storage space under a monthly lease that was terminated in November 2003. Lease expense was $213,939 in 2003 and $177,136 in 2002, including $16,927 in 2003 and $36,000 in 2002 to the Company’s President.

Minimum annual lease payments under these lease agreements for the next five years are as follows:

2004	$127,327
2005	73,275
2006	—
2007	—
2008	—

Total	$200,602

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

The office space lease has two consecutive three-year renewal options at rates that cannot increase by more than 5% per year. Lease payments include substantially all maintenance and repairs, real estate taxes and utilities.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in registrant’s certifying accountant was previously reported on Form 8-K filed on February 13, 2003.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Chief Executive Officer and the Director of Accounting have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of December 31, 2003, Advant-e’s disclosure controls and procedures were adequate.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2003, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	39	President/CEO/Director
John F. Sheffs	78	Secretary/Treasurer/Director

Jason K. Wadzinski founded Edict Systems in 1990 and has held the positions of Chairman, CEO and President since its inception. Since the merger of Edict and Twilight, Mr. Wadzinski has served as Chairman, CEO and President of Advant-e. He has over 20 years of experience in Information Technology. He currently leads the company’s strategic initiatives and product offerings. Since founding the company, he has led the company from offering an EDI translation software product to the successful launch of its Internet-based offerings in 1999. Prior to founding the company, he was an EDI professional with a manufacturer of recreational products sold through the retail industry. Mr. Wadzinski is an Air Force Veteran.

John F. Sheffs has been a Director of Edict Systems, Inc. since 1995. Mr. Sheffs was President/CEO/Director and sole Shareholder of Electro Sales Associates, Inc., a manufacturers’ representative company that sold various electronics products to manufacturing companies located in the eastern half of the United States. Mr. Sheffs’ experience includes a career that spans several decades as a business executive in management and entrepreneurship, with special emphasis and skills in sales and marketing.

No family relationship exists among directors and executive officers. No legal proceedings occurred during the last five years that are material to an evaluation of the ability or integrity of any director or executive officer.

The Company is currently in the process of writing its Code of Ethics. It is expected to be completed in 2004.

ITEM 10.	EXECUTIVE COMPENSATION

Name and Title	Year	Annual Salary	Board of Directors Fees	Total Compensation
Jason K. Wadzinski, President/CEO/Director	2003	$79,092	$7,500	$86,592

John F. Sheffs Secretary/Treasurer/ Director	2003	—	$7,500	$7,500

Jason K. Wadzinski is the sole executive officer of the Company. No payments classified as long-term compensation, other annual compensation, or all other compensation were made. The Company has no long-term incentive plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of February 15, 2003, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)	The following table has been completed for each Director of the Company:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	58.6

John F. Sheffs 709 Rock Hill Ave. Kettering, OH 45429	311,338	0	5.0

(ii)	The following table has been completed for each Executive Officer of the Company:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	58.6

(iii)	The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (2 persons)	3,969,846	0	63.6

(iv)	The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	58.6

Total shares outstanding at February 13, 2003	6,244,917

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer that exceeded $60,000 during the last two years.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit Number	Description	Method of Filing

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A

3(i)	Amended Certificate of Incorporation	Previously filed*

3(ii)	By-laws	Previously filed**

4.1	Instruments defining the rights of security holders including indentures	Previously filed*

4.2	15% Convertible Subordinated Note	Previously filed***

4.3	Convertible Subordinated Note with warrant to purchase common shares issued on September 27, 2001	Previously filed*****

4.4	10% Convertible Subordinated Note	Previously filed

4.5	Agreements to convert Convertible Subordinated Notes to shares of the Company’s common stock	Filed herewith

4.5.1	The Pinnacle Fund, L.P.

4.5.2	Halter Financial Group, Inc.

4.5.3	Gary C. Evans

4.5.4	Ray Washburne and Richard S. Neely (Charter Private Equity)

4.5.5	Barwell Partners, Ltd.

4.5.6	Blair Baker

4.5.7	Covenant Investments, L.P.

4.5.8	Rene Larrave

4.5.9	Scott Brock

4.6	Agreement by James Rike to convert the accrued Interest on his Convertible Subordinated Note At December 5, 2003 to 21,735 shares of the Company’s common stock	Filed herewith

9	Voting trust agreement	N/A

10.1	Lease Agreement, dated as of January 1, 2000, between Jason K. Wadzinski and Edict Systems, Inc.	Previously filed**

10.2	Stock Purchase Agreement, dated April 10, 2000, among Twilight Productions, Ltd., Halter Financial Group, Inc. and Art Howard Beroff	Previously filed**

10.3	Software Term License Agreement, including Amendment No. 1, dated as of April 18, 2001 between Cyclone Commerce, Inc. and Edict Systems Inc.	Previously filed****

10.4	Lease, dated as of July 30, 2002, between Fritz J. Russ and Dolores H. Russ and Edict Systems, Inc.	Previously filed*******

11	Statement re: computation of per share earnings	Filed herewith

13	Annual or quarterly reports	N/A

14	Code of ethics	N/A

16	Letter on change in certifying accountant	N/A

18	Letter on change in accounting principles	N/A

20	Other documents or statements to security holders	N/A

21	Subsidiaries of the registrant	Previously filed********

22	Published report regarding matters submitted to vote	N/A

23	Consent of experts and counsel	N/A

24	Power of attorney	N/A

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

********	Filed with Form 10-SB filed as of July 11, 2000

*	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000

**	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000

***	In substantially the form filed with Form 10-QSB for the quarter ended March 31, 2001 filed as of May 9, 2001

****	Filed with Form 10-QSB for the quarter ended June 30, 2001 filed as of August 14, 2001

*****	In substantially the form filed with Form 10-QSB for the quarter ended September 30, 2001 filed as of November 14, 2001

******	In substantially the form filed with Form 10-QSB for the quarter ended September 30, 2002 filed as of December 16, 2002

*******	Filed with Form 10-QSB for the quarter ended March 30, 2003 filed as of May 14, 2003

(b)	Reports on Form 8-K

The Company filed Form 8-K on November 4, 2003 to announce that on the same date the Company issued a press release announcing its financial results for the quarter ending September 30, 2003 and for the nine months ending September 30, 2003. The press release included the Company’s Consolidated Balance Sheets at September 30, 2003 and December 31, 2002, the Consolidated Statements of Operations for the three months and the nine months ended September 30, 2003 and 2002, respectively, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, respectively. The text of the press release including the above described financial statements was attached as an exhibit to the Form 8-K.

The Company filed Form 8-K on November 25, 2003 to announce that one third of its principal convertible debt had been exchanged for restricted stock. The text of the press release was attached as an exhibit to the Form 8-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2003	2002
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-QSB and review of SB-2 Registration Statement	$41,795	$37,970
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	3,950	6,920
Tax Fees—preparation of federal and state income and personal property tax returns	3,500	4,110

Total	$49,245	$49,000

Fees for professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s President and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2004	By:	/s/ JASON K. WADZINSKI

Jason K. Wadzinski Chief Executive Officer

March 23, 2004	By:	/s/ JOHN F. SHEFFS

John F. Sheffs Treasurer