Form 10QSB
period 2004-03-31
ADVANT E CORP
filed 2004-05-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

COMMISSION FILE NUMBER: 0-30983

ADVANT-E CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	88-0339012
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2680 Indian Ripple Rd.

Dayton, Ohio 45440

(Address of principal executive offices)

(937) 429-4288

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 10, 2004 the issuer had 6,244,917 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$838,635	649,378
Cost of revenue	294,217	303,812

Gross margin	544,418	345,566

Marketing, general and administrative expenses	352,597	374,111

Operating income (loss)	191,821	(28,545)

Interest	2,180	53,286

Income (loss) before taxes	189,641	(81,831)

Income taxes (benefit)	75,400	(12,007)

Net income (loss)	$114,241	(69,824)

Basic earnings (loss) per common share	$0.02	(0.01)

Diluted earnings (loss) per common share	$0.02	(0.01)

Weighted average common shares outstanding	6,244,917	5,661,002

Weighted average common shares outstanding, assuming dilution	6,542,186	5,661,002

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$336,394	$216,448
Accounts receivable, net	219,303	215,895
Prepaid expenses and deposit	14,141	16,187
Deferred income taxes	241,000	266,400

Total current assets	810,838	714,930

Software development costs, net	444,785	481,678

Property and equipment, net	161,743	168,687

Total assets	$1,417,366	$1,365,295

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$35,641	$72,172
Accrued salaries and other expenses	120,123	71,867
Deferred revenue	64,041	90,931
Notes payable	—	94,965

Total current liabilities	219,805	329,935

Long-term liabilities
Deferred income taxes	206,000	156,000

Total liabilities	425,805	485,935

Shareholders’ equity
Common stock, $.001 par value; 20,000,000 shares authorized; 6,244,917 outstanding	6,245	6,245
Paid-in capital	1,489,387	1,491,427
Accumulated deficit	(504,071)	(618,312)

Total shareholders’ equity	991,561	879,360

Total liabilities and shareholders’ equity	$1,417,366	$1,365,295

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$114,241	(69,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,816	9,336
Amortization of software development costs	80,252	68,264
Deferred income taxes (benefit)	75,400	(12,007)
Amortization of note discount resulting from valuation of warrants and beneficial conversion features	—	21,793
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(3,408)	8,327
Prepaid expenses	2,046	(14,558)
Accounts payable	(36,531)	56,504
Accrued salaries, interest and other expenses	48,256	58,657
Deferred revenue	(26,890)	(17,983)

Net cash provided by operating activities	266,182	108,509

Cash flows from investing activities
Purchases of equipment	(5,872)	(13,940)
Software development costs	(43,359)	(41,900)

Net cash used in investing activities	(49,231)	(55,840)

Cash flows from financing activities
Payments on notes payable	(94,965)	(3,412)
Payments of direct costs of securities offering	(2,040)	—

Net cash used in financing activities	(97,005)	(3,412)

Net increase in cash and cash equivalents	119,946	49,257
Cash and cash equivalents, beginning of period	216,448	98,740

Cash and cash equivalents, end of period	$336,394	147,997

Supplemental disclosures of cash flow information
Interest paid	$3,014	4,115

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary Edict Systems, Inc. (the “Company”).

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

Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at March 31, 2004 and the changes during the three months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2004	$1,067,297	585,619	481,678
Additions	43,359		43,359
Amortization		80,252	(80,252)

Balance, March 31, 2004	$1,110,656	665,871	444,785

The unamortized costs relate exclusively to internal use software and costs associated with web site development and related enhancements.

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

Note 3: Income taxes

Income tax expense for the three months ended March 31, 2004 and income tax benefit for the three months ended March 31, 2003 consist solely of deferred taxes. The current tax expense for the three months ended March 31, 2004 of $77,100 was offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of the income tax expense (benefit) to the amount computed at the statutory rate of 34%:

	Three Months Ended March 31,
	2004	2003
Income taxes (benefit) at statutory rate	$64,500	(27,823)
State income taxes	10,900	(4,910)
Amount attributable to lower graduated rates expected to apply when tax benefits are expected to be realized	—	13,317
Non-deductible interest on debt discount amortization	—	7,409

Federal income tax expense (benefit) applicable to income (loss) before income tax	$75,400	(12,007)

Management has not recognized a valuation allowance for the net deferred tax assets because it believes that it is more likely than not that future taxable income will result in realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company’s net operating loss carryforwards of approximately $611,000 begin to expire in 2020.

Note 4: Earnings (loss) per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2004 and 2003 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2004
Basic earnings per share:
Net income available to common shareholders	$114,241	6,244,917	$0.02

Effect of dilutive securities:
Outstanding warrants	—	281,719	—
Convertible subordinated notes	200	15,550	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise and conversion	114,441	6,542,186	0.02

Three months ended March 31, 2003
Basic earnings (loss) per share:
Net loss available to common shareholders	(69,824)	5,661,002	(0.01)

Effect of dilutive securities:
Outstanding warrants	—	—	—
Convertible subordinated notes	—	—	—

Diluted earnings (loss) per share:
Loss available to common shareholders plus assumed exercise and conversion	$(69,824)	5,661,002	$(0.01)

In the three-month period ended March 31, 2003 the effects of the outstanding warrants and the assumed conversion of the convertible subordinated notes are antidilutive.

The Company has outstanding warrants for the issuance of 750,000 shares of the Company’s common stock at $1.205 per common share; for the issuance of 250,000 shares at $1.25 per common share; and for the issuance of 20,000 shares at $1.48 per common share. The warrants are exercisable as follows: 925,000 warrants between September 27, 2005 and December 13, 2005, 20,000 warrants through June 25, 2006, and 75,000 warrants through December 5, 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This item should be read in conjunction with “Item 1. Financial Statements” and other items contained elsewhere in this report.

Products and services

The Company, through its wholly owned subsidiary Edict Systems, Inc., is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) products and services, offering EDI-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and data processing services that enable businesses to process transactions electronically.

The Company’s software products enable businesses to integrate e-commerce data into their businesses and enable smaller companies to process electronic transactions.

The Company provides consultative services for its customers, generally small and medium sized suppliers of larger companies, where the Company interfaces between its customers and the buyers to facilitate the EDI connectivity required for document processing.

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

Critical Accounting Estimates and Policies

Revenue recognition for Web-EDI and EnterpriseEC subscription fees

The Company recognizes monthly subscription fees of $25 per month per customer ($45 if the Customer does not pay by credit card) and $5 per month per trading partner the customer connects to (up to 5 partners) upon the completion of one month of services. These fees are non-refundable. The Company recognizes transaction fees (document processing fees) upon completion of the processed transactions; these transactions are invoiced or charged to a customer’s credit card once per month at the end of a monthly period. These fees are non-refundable and are only billed after services are provided.

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

Deferred Income Taxes

Deferred income taxes are provided to recognize future tax benefits of net operating loss carry forwards, to the extent realization of such benefits is more likely than not. Deferred income taxes are also provided for temporary differences in recognition of assets and liabilities for financial statements and for income tax purposes. The tax rates used are those expected to be in effect when the temporary differences reverse.

Results of Operations—First Quarter of 2004 Compared to First Quarter of 2003

The Company’s improved results of operations in the first quarter of 2004 (Q1 2004) compared to the same quarter of 2003 (Q1 2003) resulted primarily from increased revenues related to the growth and market acceptance of the Company’s internet-based electronic commerce subscription services, primarily GroceryEC.

The following table sets forth certain condensed consolidated statements of operations data as a percentage of revenues for the quarterly periods ended March 31, 2004 and 2003, respectively:

	Quarter Ended March 31,
	2004	2003
Revenues	100%	100%
Cost of revenues	35	47

Gross margin	65	53
Marketing, general and administrative expenses	42	57

Operating income (loss)	23%	(4)%

The Company’s gross margin improved primarily because revenues increased by $189,257, or 29.1%. Marketing, general and administrative expenses declined as a percent of sales due to the increased revenues; however, marketing general and administrative expenses also declined in absolute dollars, from $374,111 in the first quarter of 2003 to $352,597 in the first quarter of 2004. This 5.7% decrease in expenses resulted from the Company’s continued emphasis on cost containment and control.

The following table sets forth a breakdown of revenues by product and percentage growth for the quarterly periods ended March 31, 2004 and 2003, respectively:

	Quarter Ended March 31,
	2004	2003	Growth (Decline)
Internet products and services
Web-EDI — GroceryEC	$703,419	556,033	27%
Web-EDI – other	28,209	20,398	38%
EnterpriseEC	65,220	33,512	95%

	796,848	609,944	31%
Software and software licenses	41,787	39,434	6%

	$838,635	649,378	29%

Revenues grew substantially across all Internet products and services in the first quarter of 2004 compared to the first quarter of 2003. Web-EDI for the grocery industry continues to provide the largest source of revenue for the Company. The Company is a leading provider of web-based B2B e-commerce in the grocery industry with its GroceryEC service.

The Company is currently strengthening its sales and marketing capabilities through the addition of new sales people. This strengthening has a three-fold objective of increasing market share in the grocery industry, identifying and improving the marketing of Web-EDI services to companies in other industries and increasing revenues from EnterpriseEC services. The Company expects to benefit from the addition of the sales people in the third and fourth quarters of 2004.

Interest expense

Interest expense in the first quarter of 2004 declined dramatically compared to the first quarter of 2003. The following table presents a breakdown of interest expense for the quarterly periods ended March 31, 2004 and 2003, respectively:

	Quarter Ended March 31,
	2004	2003	Increase (Decrease)
Convertible Subordinated Notes	$333	50,589	(50,256)
Demand notes payable to shareholder	620	900	(280)
Bank note and other	1,227	1,797	(570)

Total	$2,180	53,286	(51,106)

In the first quarter of 2004 the Company paid in full the principal and accrued interest on all notes payable that were outstanding at December 31, 2003, including a Convertible Subordinated Note, a note payable to bank and the demand note payable to the Company’s major shareholder.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at March 31, 2004:

Product	Cost	Accumulated Amortization	Net
GroceryEC (Web EDI)	$428,260	360,612	67,648
Web EDI enhancements	211,735	50,318	161,417
EnterpriseEC	470,661	254,941	215,720

Total	$1,110,656	665,871	444,785

GroceryEC (WebEDI) is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continue to grow in 2004, up 95% from Q1 2003. Based on our current marketplace analysis and marketing efforts we expect EnterpriseEC product revenues and cash flows to continue to increase.

Liquidity and Capital Resources

In the quarter ended March 31, 2004 the Company reported net cash provided by operating activities of $266,182. The Company paid in full all its remaining notes payable in the aggregate principal amount of $94,965 and all accrued interest. At March 31, 2004 the Company shows improved liquidity, evidenced by cash of $336,934, net working capital of $591,033, and notes payable of zero. In addition, total shareholders’ equity at March 31, 2004 is $991,561

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Chief Executive Officer and the Director of Accounting have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that are designed to ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of March 31, 2004, Advant-e’s disclosure controls and procedures were adequate.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description	Method of Filing
2	Agreement and Plan of Merger, dated as of April 10, 2000, among Edict Systems, Inc., Twilight Productions, and Twilight Acquisitions Sub, Inc.	Previously filed (I)

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4.1	Form of Common Stock Certificate	Previously filed (A)

4.2	Form of Note Purchase Agreement and Convertible Subordinated Note underlying the original Issuance of $200,000 of 15% Convertible Subordinated Notes	Previously filed (C)

4.3	Form of Note Purchase Agreement, Convertible Subordinated Note, and Warrant Certificate underlying the total issuance of $525,000 of 15% Convertible Subordinated Notes	Previously filed (E)

4.4	Form of Note Purchase Agreement, Convertible Subordinated Note, and Warrant Certificate Underlying the total issuance of $250,000 of 10% Convertible Subordinated Notes	Previously filed (H)

4.5	Agreements to convert Convertible Subordinated Notes into shares of the Company’s common stock	Previously filed (K)

4.5.1	The Pinnacle Fund, L.P.

4.5.2	Halter Financial Group, Inc.

4.5.3	Gary C. Evans

4.5.4	Ray Washburne and Richard S. Neely (Charter Private Equity)

4.5.5	Barwell Partners, Ltd.

4.5.6	Blair Baker

4.5.7	Covenant Investments, L.P.

4.5.8	Rene Larrave

4.5.9	Scott Brock

10.1	Lease Agreement, dated as of January 1, 2000, between Jason K. Wadzinski and EDICT Systems, Inc.	Previously filed (B)

10.2	Stock Purchase Agreement, dated April 10, 2000, among Twilight Productions, Ltd., Halter Financial Group, Inc. and Art Howard Beroff	Previously filed (B)

10.3	Software Term License Agreement, including Amendment No. 1, dated as of April 18, 2001 between Cyclone Commerce, Inc. and Edict Systems Inc.	Previously filed (D)

10.4	Lease, dated as of July 30, 2002, between Fritz J. Russ and Dolores H. Russ and Edict Systems, Inc.	Previously filed (F)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13A-14(a)	Filed herewith

31.2	Certification of Director of Accounting pursuant to Securities Exchange Act Rule 13A-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Director of Accounting pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed as Exhibit 4(ii) to Form 10-QSB for the quarterly period ended March 31, 2001 filed as of May 9, 2001, and filed as Exhibit 4(ii) to Form 10-QSB/A-1 for the quarterly period ended March 31, 2001 as amended, as filed on January 13, 2003.
(D)	Filed with Form 10-QSB for the quarterly period ended June 30, 2001 filed as of August 14, 2001 and filed with Form 10-QSB/A-1 for the quarterly period ended June 30, 2001, filed as of January 13, 2003.
(E)	Filed as Exhibits 4(ii) and 4(iii) to Form 10-QSB for the quarterly period ended September 30, 2001 filed as of November 14, 2001, and filed as Exhibits 4(ii) and 4(iii) to Form 10-QSB/A-1 for the quarterly period ended September 30, 2001, as amended, as filed as of January 13, 2003.
(F)	Filed with Form 10-QSB for the quarterly period ended March 31, 2003 filed as of May 15, 2003.
(H)	Filed with Form 10-QSB for the quarterly period ended September 30, 2002 as of December 16, 2002.
(I)	Filed as Exhibit 2 with Amendment No. 1 to Form 10-SB as of July 11, 2000.
(K)	Filed with Form 10-KSB for the fiscal year ended December 31, 2003 as of March 23, 2004.

(b) Reports on Form 8-K

The Company filed Form 8-K on February 5, 2004 to announce that on the same date the Company issued a press release announcing its financial results for the year ended December 31, 2004. The press release included the Company’s Consolidated Balance Sheets at December 31, 2003 and December 31, 2002, respectively, the Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, respectively, the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, respectively, and the Consolidated Statements of Operations for the quarters ended December 31, 2003 and 2002, respectively. The text of the press release including the above described financial statements was attached as an exhibit to the Form 8-K.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 14, 2004	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer

May 14, 2004	By:	/s/ John F. Sheffs
John F. Sheffs
Treasurer