Form 10QSB
period 2004-06-30
ADVANT E CORP
filed 2004-08-06
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(937) 429-4288

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 23, 2004 the issuer had 6,244,917 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$851,982	715,108	1,690,617	1,364,486
Cost of revenue	310,264	305,352	604,481	609,164

Gross margin	541,718	409,756	1,086,136	755,322

Marketing, general and administrative expenses	361,375	358,707	713,972	732,818

Operating income	180,343	51,049	372,164	22,504
Interest	—	53,076	2,180	106,362

Income (loss) before taxes	180,343	(2,027)	369,984	(83,858)
Income taxes (benefit)	73,000	3,952	148,400	(8,055)

Net income (loss)	$107,343	(5,979)	221,584	(75,803)

Basic earnings (loss) per common share	$0.02	0.00	0.04	(0.01)

Diluted earnings (loss) per common share	$0.02	0.00	0.03	(0.01)

Weighted average common shares outstanding	6,244,917	5,661,002	6,244,917	5,661,002

Weighted average common shares outstanding, assuming dilution	6,722,654	5,661,002	6,627,694	5,661,002

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2004	December 31, 2003
Assets

Current Assets
Cash and cash equivalents	$529,578	$216,448
Accounts receivable, net	244,428	215,895
Prepaid expenses and deposit	9,362	16,187
Deferred income taxes	157,000	266,400

Total current assets	940,368	714,930

Software development costs, net	401,909	481,678

Property and equipment, net	261,202	168,687

Total assets	$1,603,479	$1,365,295

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$104,975	$72,172
Accrued salaries and other expenses	88,226	71,867
Deferred revenue	122,279	90,931
Notes payable	—	94,965

Total current liabilities	315,480	329,935

Long-term liabilities
Deferred income taxes	195,000	156,000

Total liabilities	510,480	485,935

Shareholders’ equity
Common stock, $.001 par value; 20,000,000 shares authorized; 6,244,917 outstanding	6,245	6,245
Paid-in capital	1,483,482	1,491,427
Accumulated deficit	(396,728)	(618,312)

Total shareholders’ equity	1,092,999	879,360

Total liabilities and shareholders’ equity	$1,603,479	$1,365,295

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$221,584	(75,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,099	22,846
Amortization of software development costs	164,014	139,881
Deferred income taxes (benefit)	148,400	(8,055)
Amortization of note discount resulting from valuation of warrants and beneficial conversion features	—	43,586
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(28,533)	(17,612)
Prepaid expenses	6,825	9,666
Accounts payable	32,803	(24,253)
Accrued salaries, interest and other expenses	16,359	66,545
Deferred revenue	31,348	(16,538)

Net cash provided by operating activities	626,899	140,263

Cash flows from investing activities
Purchases of equipment	(126,614)	(22,083)
Software development costs	(84,245)	(83,166)

Net cash used in investing activities	(210,859)	(105,249)

Cash flows from financing activities
Payments on bank notes	(94,965)	(6,867)
Payments of direct costs of securities registration	(7,945)	—

Net cash used in financing activities	(102,910)	(6,867)

Net increase in cash and cash equivalents	313,130	28,147

Cash and cash equivalents, beginning of period	216,448	98,740

Cash and cash equivalents, end of period	$529,578	126,887

Supplemental disclosures of cash flow information
Interest paid	$3,014	12,382

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

Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at June 30, 2004 and the changes during the six months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2004	$1,067,297	585,619	481,678
Additions	84,245		84,245
Amortization		164,014	(164,014)

Balance, June 30, 2004	$1,151,542	749,633	401,909

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

Note 3: Deferred revenue

Deferred revenue is comprised of the following:

	June 30, 2004	December 31, 2003
Annual software license fees recognized as revenue ratably over twelve months	$52,734	58,451
Amounts received for customized Web EDI and EnterpriseEC development recognized as revenue over twelve months when services are performed	43,533	14,625
Advance payments from a customer in exchange for discounted future services recognized as revenue monthly as services are performed	26,012	17,855

	$122,279	$90,931

Note 4: Income taxes

Income tax expense (benefit) for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 consist solely of deferred taxes. The current tax expense for the three months ended June 30, 2004 of $136,900 and for the six months ended June 30, 2004 of $214,000 was offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of the income tax expense (benefit) to the amount computed at the statutory rate of 34%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income taxes (benefit) at statutory rate	$61,000	(689)	64,500	(28,512)
State income taxes	12,000	(359)	10,900	(5,031)
Amount attributable to lower graduated rates expected to apply when tax benefits are expected to be realized	—	(2,410)	—	10,672
Non-deductible interest on debt discount amortization	—	7,410	—	14,816

Federal income tax expense (benefit) applicable to income (loss) before income tax	$73,000	3,952	75,400	(8,055)

Management has not recognized a valuation allowance for the net deferred tax assets because it believes that it is more likely than not that future taxable income will result in realization of such assets. This amount, however, could be reduced in the near term if estimates of future taxable income during the net operating loss carryforward period are reduced. The Company’s remaining net operating loss carryforwards of approximately $323,000 begin to expire in 2020.

Note 5: Earnings (loss) per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the six months ended June 30, 2004 and 2003, respectively, follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2004
Basic earnings per share:
Net income available to common shareholders	$107,343	6,244,917	$0.02

Effect of dilutive securities:
Outstanding warrants	—	477,737	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise of warrants	$107,343	6,722,654	$0.02

Three months ended June 30, 2003
Basic earnings (loss) per share:
Net loss available to common shareholders	$(5,979)	5,661,002	$0.00

Effect of dilutive securities:
Outstanding warrants	—	—	—
Convertible subordinated notes	—	—	—

Diluted earnings (loss) per share:
Loss available to common shareholders plus assumed exercise and conversion	$(5,979)	5,661,002	$0.00

Six months ended June 30, 2004
Basic earnings per share:
Net income available to common shareholders	$221,584	6,244,917	$0.04

Effect of dilutive securities:
Outstanding warrants	—	374,959	(0.01)
Convertible subordinated notes	200	7,818	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise and conversion	$221,784	6,627,694	$0.03

Six months ended June 30, 2003
Basic earnings (loss) per share:
Net loss available to common shareholders	$(75,803)	5,661,002	$(0.01)

Effect of dilutive securities:
Outstanding warrants	—	—	—
Convertible subordinated notes	—	—	—

Diluted earnings (loss) per share:
Loss available to common shareholders plus assumed exercise and conversion	$(75,803)	5,661,002	$(0.01)

In both the three-month and the six-month periods ended March 31, 2003 the effects of the outstanding warrants and the assumed conversion of the convertible subordinated notes are antidilutive.

At June 30, 2004 the Company has outstanding warrants for the issuance of 750,000 shares of the Company’s common stock at $1.205 per common share; for the issuance of 250,000 shares at $1.25 per common share; and for the issuance of 20,000 shares at $1.48 per common share. The warrants are exercisable as follows: 925,000 warrants through dates that range from September 27, 2005 through December 13, 2005, 20,000 warrants through June 25, 2006, and 75,000 warrants through December 5, 2006.

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

Time periods of these web-EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled at any time during the one-year contract period with 90-days prior written notice and in subsequent years, when the agreement extends automatically on a month-to-month basis, with 30-days prior written notice.

The Company periodically receives payments from customers in advance for the Company’s development of Web-EDI and EnterpriseEC applications designed to meet specific customer specifications for processing Internet transactions. The Company expects to re-sell some of these applications, with minor modifications, to other customers. The Company recognizes these advance payments as revenue over the twelve-month contract period. The Company recognizes revenue from the transaction fees that result from processing Internet transactions upon completion of the processed transactions at the end of each month. These transaction fees are non-refundable and are only invoiced after services are provided.

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

Results of Operations

Revenue

Revenue for the second quarter of 2004 exceeded revenue for the second quarter of 2003 by $136,186, or 19%. Revenue for the first six months of 2004 exceeded revenue for the first six months of 2003 by $326,131, or 24%.

The following table details revenues by product and percentage growth for the quarters ended June 30, 2004 and 2003, respectively:

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	Growth (Decline)	2004	2003	Growth (Decline)
Internet products and services
Web-EDI - GroceryEC	$729,456	593,895	23%	1,432,875	1,149,928	24%
Web-EDI - other	25,968	20,425	27%	54,177	40,824	33%
EnterpriseEC	71,218	41,177	73%	136,438	74,689	83%

	826,642	655,497	26%	1,623,490	1,265,441	28%
Software and software licenses	25,340	59,611	(58)%	67,127	99,045	(32)%

	$851,982	715,108	19%	$1,690,617	1,364,486	24%

Web-EDI for the grocery industry continues to provide the largest source of revenue for the Company. The Company is a leading provider of web-based B2B e-commerce in the grocery industry with its GroceryEC service. Revenue from the sale of software and software licenses continues its overall decline as the Company’s major focus is, and has been since the year 2000, on Internet products and services.

The Company is continuing its program of strengthening its sales and marketing capabilities to help in achieving increased market share in the grocery industry, improved marketing of Web-EDI services to companies in other industries and increased revenues from EnterpriseEC services. In addition, the Company is attempting to identify and develop new products that have significant sales potential.

Expenses

Marketing, general and administrative amounted to approximately 42% of revenue in both the three months and the six months ended June 30, 2004.

Interest expense in the second quarter of 2004 declined significantly compared to the second quarter of 2003. This occurred because in the first quarter of 2004 the Company paid in full the principal and accrued interest on all outstanding interest bearing payables.

Margins

The Company reported income before taxes of $180,343, or 21% of revenue, in the quarter ended June 30, 2004. The second quarter of 2004 was the third consecutive quarter in which income before taxes as a percent of revenue exceeded 20%. The Company intends to continue its goal to achieve a pre-tax income of at least 20% of revenues per year with continued efforts to grow revenue and contain costs.

The Company’s gross margin, as a percent of revenue, of 64% in both the first quarter of 2004 and the first six months of 2004 improved over 2003 levels (57% and 55%, respectively) primarily due to the revenue increases in both periods in 2004 compared to 2003.

Income taxes (benefit)

Income taxes in the first six months of 2004 were recorded at a 40% tax rate; no income taxes are currently payable, however, because the Company has a net operating loss carryforward sufficient to offset taxable income. At June 30, 2004 the Company has a remaining unused net operating loss carryforward of $323,000.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at June 30, 2004:

Product	Cost	Accumulated Amortization	Net
GroceryEC (Web EDI)	$428,260	385,804	42,456
Web EDI enhancements	252,621	69,666	182,955
EnterpriseEC	470,661	294,163	176,498

Total	$1,151,542	749,633	401,909

GroceryEC (WebEDI) is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continue to grow in 2004, up 83% from the first six months of 2003. Based on our current marketplace analysis and marketing efforts we expect EnterpriseEC product revenues and cash flows to continue to increase.

Liquidity and Capital Resources

In the quarter ended June 30, 2004 the Company reported net cash provided by operating activities of $360,717, affording it the ability to acquire computer equipment and related software to increase data processing throughput and other capabilities at a cost of $120,742 and to increase its cash balance from March 31, 2004 by $193,184 to $529,578 at June 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Chief Executive Officer and the Director of Accounting have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that are designed to ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of June 30, 2004, Advant-e’s disclosure controls and procedures were adequate.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

ITEM 5. OTHER INFORMATION

(a) The Securities and Exchange Commission informed the Company that its registration statement for 1,603,915 common shares became effective on July 23, 2004. The shares included 583,915 outstanding shares that were issued to former holders of the Company’s convertible subordinated notes and 1,020,000 shares to be issued upon the exercise of warrants held principally by former note holders.

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

(b) Reports on Form 8-K

The Company filed Form 8-K on April 19, 2004 to announce that on April 16, 2004 the Company issued a press release announcing that it had reached a major milestone by processing over $8 billion worth of purchase orders via Web EDI Solutions. The text of the press release was attached as an exhibit to the Form 8-K.

The Company filed Form 8-K on April 29, 2004 to announce that on the same date the Company issued a press release announcing its financial results for the quarterly period ended March 31, 2004. The press release included the Company’s Consolidated Condensed Balance Sheets at March 31, 2004 and December 31, 2003, the Consolidated Condensed Statements of Operations for the quarterly periods ended March 31, 2004 and 2003, and the Consolidated Condensed Statements of Cash Flows for the quarterly periods ended March 31, 2004 and 2003. The text of the press release including the above described financial statements was attached as an exhibit to the Form 8-K.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

August 6, 2004	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer

August 6, 2004	By:	/s/ John F. Sheffs
John F. Sheffs
Treasurer