Form 10QSB
period 2004-09-30
ADVANT E CORP
filed 2004-11-12
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(937) 429-4288

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 20, 2004 the issuer had 6,244,917 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$920,038	759,865	2,610,655	2,124,351
Cost of revenue	309,224	268,342	913,705	877,506

Gross margin	610,814	491,523	1,696,950	1,246,845

Marketing, general and administrative expenses	408,186	322,893	1,122,158	1,055,711

Operating income	202,628	168,630	574,792	191,134
Interest	—	33,003	2,180	139,365

Income before income taxes	202,628	135,627	572,612	51,769
Income taxes	82,000	27,485	230,400	19,430

Net income	$120,628	108,142	342,212	32,339

Basic earnings per common share	$0.02	0.02	0.05	0.01

Diluted earnings per common share	$0.02	0.02	0.05	0.01

Weighted average common shares outstanding	6,244,917	5,661,002	6,244,917	5,661,002

Weighted average common shares outstanding, assuming dilution	6,634,107	5,908,532	6,628,571	5,745,797

The accompanying notes to consolidated condensed financial statements are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2004	December 31, 2003
Assets

Current Assets
Cash and cash equivalents	$698,556	216,448
Accounts receivable, net	245,310	215,895
Prepaid expenses and deposit	23,026	16,187
Deferred income taxes	57,000	266,400

Total current assets	1,023,892	714,930

Software development costs, net	347,439	481,678

Property and equipment, net	282,646	168,687

Total assets	$1,653,977	$1,365,295

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$32,396	72,172
Accrued salaries and other expenses	130,588	71,867
Deferred revenue	107,760	90,931
Notes payable	—	94,965

Total current liabilities	270,744	329,935

Long-term liabilities
Deferred income taxes	177,000	156,000

Total liabilities	447,744	485,935

Shareholders’ equity
Common stock, $.001 par value; 20,000,000 shares authorized; 6,244,917 outstanding	6,245	6,245
Paid-in capital	1,476,088	1,491,427
Accumulated deficit	(276,100)	(618,312)

Total shareholders’ equity	1,206,233	879,360

Total liabilities and shareholders’ equity	$1,653,977	1,365,295

The accompanying notes to consolidated condensed financial statements are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$342,212	32,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,238	36,660
Amortization of software development costs	250,828	214,942
Deferred income taxes	230,400	19,430
Amortization of note discount resulting from valuation of warrants and beneficial conversion features	—	45,379
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(29,415)	(37,200)
Prepaid expenses	(6,839)	26,455
Accounts payable	(39,776)	(98,357)
Accrued salaries, interest and other expenses	58,721	(164)
Deferred revenue	16,829	20,343

Net cash provided by operating activities	880,198	259,827

Cash flows from investing activities
Purchases of equipment	(171,197)	(28,181)
Software development costs	(116,589)	(110,757)

Net cash used in investing activities	(287,786)	(138,938)

Cash flows from financing activities
Payments on bank notes	(94,965)	(35,373)
Payments of direct costs of securities registration	(15,339)	—

Net cash used in financing activities	(110,304)	(35,373)

Net increase in cash and cash equivalents	482,108	85,516

Cash and cash equivalents, beginning of period	216,448	98,740

Cash and cash equivalents, end of period	$698,556	184,256

Supplemental disclosures of cash flow information
Interest paid	$3,014	137,804

The accompanying notes to consolidated condensed financial statements are an integral part of the financial statements.

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

Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at September 30, 2004 and the changes during the nine months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2004	$1,067,297	585,619	481,678
Additions	116,589		116,589
Amortization		250,828	(250,828)

Balance, September 30, 2004	$1,183,886	836,447	347,439

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

Note 3: Deferred revenue

Deferred revenue is comprised of the following:

	September 30, 2004	December 31, 2003
Annual software license fees recognized as revenue ratably over twelve months	$48,688	58,451
Amounts received for customized Web EDI and EnterpriseEC development recognized as revenue over twelve months when services are performed	48,283	14,625
Advance payments from a customer in exchange for discounted future services recognized as revenue monthly as services are performed	10,789	17,855

	$107,760	90,931

Note 4: Income taxes

Income taxes of $82,000 and $27,485 for the three months ended September 30, 2004 and 2003, respectively, and $230,400 and $19,430 for the nine months ended September 30, 2004 and 2003, respectively, consist solely of deferred taxes. Income taxes that would have been currently payable in the amounts of $74,000 for the three months ended September 30, 2004 and $268,000 for the nine months ended September 30, 2004 were offset in both periods by the benefits from a net operating loss carryforward recognized for financial reporting purposes in prior years. The Company at September 30, 2004 has available remaining net operating loss carryforwards of approximately $139,000 that begin to expire in 2020.

The following is a reconciliation of income taxes to the amount computed at the statutory rate of 34%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income taxes at statutory rate	$69,000	46,113	195,000	17,601
State income taxes	13,000	8,138	35,400	3,108
Amount attributable to lower graduated rates expected to apply when tax benefits are expected to be realized	—	(27,376)	—	(16,707)
Non-deductible interest on debt discount amortization	—	610	—	15,428

Federal income taxes applicable to income before income tax	$82,000	27,485	230,400	19,430

Deferred taxes consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforward	$55,743	323,951
Accounts payable and accrued expenses	65,193	57,282
Allowance for uncollectible accounts	4,400	2,000
Deferred revenue from licenses	43,104	36,372

Total deferred tax assets	168,440	419,605

Deferred tax liabilities:
Capitalized software costs, net of accumulated amortization	138,976	192,671
Accounts receivable	102,524	88,358
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	38,334	24,334
Prepaid expenses	8,606	3,842

Total deferred tax liabilities	288,440	309,205

Net deferred tax asset (liability)	$(120,000)	110,400

Note 5: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the nine months ended September 30, 2004 and 2003, respectively, follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2004
Basic earnings per share:
Net income available to common shareholders	$120,628	6,244,917	$0.02

Effect of dilutive securities:
Outstanding warrants	—	389,190	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise of warrants	$120,628	6,634,107	$0.02

Three months ended September 30, 2003
Basic earnings per share:
Net income available to common shareholders	$108,142	5,661,002	$0.02

Effect of dilutive securities:
Outstanding warrants	—	247,530	—
Convertible subordinated notes	—	—	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise of warrants and conversion of convertible subordinated notes	$108,142	5,908,532	$0.02

Nine months ended September 30, 2004
Basic earnings per share:
Net income available to common shareholders	$342,212	6,244,917	$0.05

Effect of dilutive securities:
Outstanding warrants	—	378,471	—
Convertible subordinated notes	200	5,183	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise of warrants	$342,412	6,628,571	$0.05

Nine months ended September 30, 2003
Basic earnings per share:
Net income available to common shareholders	$32,339	5,661,002	$0.01

Effect of dilutive securities:
Outstanding warrants	—	84,795	—
Convertible subordinated notes	—	—	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise of warrants and conversion of convertible subordinated notes	$32,339	5,745,797	$0.01

In both the three-month and the nine-month periods ended September 30, 2003 the effects of the assumed conversion of the convertible subordinated notes are antidilutive.

At September 30, 2004 the Company has outstanding warrants for: the issuance of 750,000 shares of the Company’s common stock at $1.205 per common share; the issuance of 250,000 shares at $1.25 per common share; and the issuance of 20,000 shares at $1.48 per common share. The warrants are exercisable as follows: 925,000 warrants through dates that range from September 27, 2005 through December 13, 2005, 20,000 warrants through June 25, 2006, and 75,000 warrants through December 5, 2006.

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

Products and services

The Company, through its wholly owned subsidiary Edict Systems, Inc., is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) products and services, offering Electronic Data Interchange (“EDI”) based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and data processing services that enable businesses to process transactions electronically.

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

The following comprise the Company’s four principal business products/services:

•	Web EDI—Internet-based supply chain solution for the grocery and other industries

•	EnterpriseEC®—Internet-based Electronic Business Transaction Network Services

•	Formula_One®—EDI software and Bar Code Label Module software

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

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

Software Development Costs

The Company capitalizes software development costs and amortizes those costs over a three-year estimated economic life of the software applications. Internet technology can change and does change rapidly. As a result, any or all of our products could have an economic life of less than (or more than) three years. In addition, our products could become economically obsolete if we cannot sell the products in the marketplace at a margin that is adequate to produce positive cash flow. We review quarterly the economic lives of our capitalized products, expected cash flow, and profitability of our products. Capitalized software costs are reported at the lower of unamortized cost or net realizable value.

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

Results of Operations

Revenue

Revenue for the third quarter of 2004 exceeded revenue for the same quarter of 2003 by $160,173, or 21%. Revenue for the first nine months of 2004 exceeded revenue for the first nine months of 2003 by $486,304, or 23%. On a quarter-to-quarter basis, revenues increased by 8% in the third quarter compared to quarter-to-quarter increases of 2% in both the first and second quarters.

The following table details revenues by product and percentage growth for the quarters ended September 30, 2004 and 2003, respectively:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Growth (Decline)	2004	2003	Growth (Decline)
Internet products and services				,
Web-EDI	$806,373	657,802	23%	2,306,840	1,848,554	25%
EnterpriseEC	90,778	64,609	41%	228,013	139,298	64%

	897,151	722,411	24%	2,534,853	1,987,852	28%
Software and software licenses	22,887	37,454	(39)%	75,802	136,499	(44)%

	$920,038	759,865	21%	2,610,655	2,124,351	23%

Our Web-EDI service, primarily for the grocery and retail industries, continues to provide the largest source of revenue for the Company. The Company is a leading provider of web-based B2B e-commerce in the grocery industry with its GroceryEC service. Revenues from the sale of software and software licenses continue to decline as the Company focuses on Internet products and services.

The Company is strengthening its sales and marketing capabilities to achieve increased market share in the grocery industry, improved marketing of Web-EDI services to companies in other industries and increased revenues from EnterpriseEC services. In addition, the Company is identifying for future development new products that have significant sales potential.

Expenses

Marketing, general and administrative expenses amounted to approximately 44% of revenue in the third quarter of 2004 and 43% of revenue in the first nine months of 2004. Those same expenses in absolute dollars increased by $85,275 in the third quarter and by $66,447 in the first nine months reflecting the Company’s efforts to strengthen its sales and marketing programs and by increasing salaries for key personnel.

Interest expense in 2004 decreased significantly compared to 2003 due to the Company paying in full the principal and accrued interest on all outstanding interest bearing payables in the first quarter of 2004.

Margins

The Company’s gross margin, as a percent of revenue was 66% in the third quarter of 2004 and 65% in the first nine months of 2004, compared to 2003 levels (65% and 59%, respectively). This improvement was primarily due to the revenue increases in both periods in 2004 compared to 2003 and the Company’s efforts to control costs.

The Company reported income before income taxes of $202,628, or 22% of revenue in the third quarter of 2004 and $572,612, or 22% of revenue for the first nine months of 2004.

Income taxes

Income taxes in the first nine months of 2004 were recorded at a 40% tax rate; no income taxes are currently payable, however, because the Company has a net operating loss carryforward sufficient to offset taxable income. At September 30, 2004 the Company has a remaining unused net operating loss carryforward of $139,000.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at September 30, 2004:

Product	Cost	Accumulated Amortization	Net
GroceryEC (Web EDI)	$428,260	410,997	17,263
Web EDI enhancements	284,965	92,065	192,900
EnterpriseEC	470,661	333,385	137,276

Total	$1,183,886	836,447	347,439

GroceryEC (WebEDI) is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continue to grow in 2004, up 64% compared to the first nine months of 2003. Based on our current marketplace analysis and marketing efforts we expect EnterpriseEC product revenues and cash flows to continue to increase.

Liquidity and Capital Resources

In the nine months ended September 30, 2004 the Company reported net cash provided by operating activities of $880,198. The Company acquired during the nine-month period computer equipment and related software to increase internal IT infrastructure and other capabilities at a cost of $171,197. The Company increased its cash balance from June 30, 2004 by $168,978 to $698,556 at September 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Chief Executive Officer and the Director of Accounting have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that are designed to ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of September 30, 2004, Advant-e’s disclosure controls and procedures were adequate.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information

(a) Reports on Form 8-K

The Company filed Form 8-K on August 6, 2004 to announce that on August 5, 2004 the Company issued a press release announcing its financial results for the quarterly period ended June 30, 2004. The press release included the Company’s Consolidated Condensed Balance Sheets at June 30, 2004 and December 31, 2003 and the Consolidated Condensed Statements of Operations and Cash Flows for the quarterly periods ended June 30, 2004 and 2003. The text of the press release including the above-described financial statements was attached as an exhibit to the Form 8-K.

(b) Changes in Board Nomination Procedures

The Company did not change the procedures for recommending nominees to the Board of Directors.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

10.4	Lease, dated as of July 30, 2002, between Fritz J. Russ and Dolores H. Russ and Edict Systems, Inc.	Previously filed (C)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13A-14(a)	Filed herewith

31.2	Certification of Director of Accounting pursuant to Securities Exchange Act Rule 13A-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Director of Accounting pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000

(C) Filed with Form 10-QSB for the quarterly period ended March 31, 2003 filed as of May 15, 2003.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

November 12, 2004	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer

November 12, 2004	By:	/s/ John F. Sheffs
John F. Sheffs
Treasurer