Form 10KSB
period 2004-12-31
ADVANT E CORP
filed 2005-03-24
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-30983

ADVANT-E CORPORATION

(Name of Small Business Issuer in its Charter)

DELAWARE	88-0339012
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

2680 Indian Ripple Rd., Dayton, Ohio	45440
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (937) 429-4288

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $3,600,732.

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 4, 2005 was $3,295,511.

The number of shares of outstanding common stock of the issuer as of March 24, 2005 was 6,294,917.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Advant-e Corporation was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Advant-e acquired all of the issued and outstanding shares of its wholly-owned and sole operating subsidiary, Edict Systems, Inc., which was incorporated in the State of Ohio in September of 1994. Advant-e Corporation and Edict Systems, Inc. are collectively referred to herein as the “Company”.

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

Advant-e specializes in B2B e-commerce transaction services via EnterpriseEC(R), an Internet-based Electronic Business Transaction Network and Trading Community Management Platform, and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company markets its web-EDI solutions within specific vertical industries with branded web sites including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.LogisticsEC.com, and www.MfgEC.com as well as the non-vertical site www.WebEDI.com. In addition to Internet and web-based e-commerce solutions, Edict also provides e-commerce integration and bar coding applications via its FORMULA_ONE(R) translation software and Bar Code Label Modules as well as software solutions provided by the Company’s business partners. Revenue from these e-commerce integration and bar coding software applications continues to decline as anticipated and accounted for 3% of total revenue in 2004.

The following is a description of the Company’s four principal business products/services:

1. Web-based Electronic Commerce/Electronic Data Interchange (web-EDI) document processing systems (WebEDI.com) and branded vertical industry sites such as GroceryEC.com, RetailEC.com, CPGSupplier.com, MfgEC.com, and LogisticsEC.com, etc. GroceryEC.com is the Company’s first vertical industry business-to-business web-based e-commerce site and accounts for most of the Company’s revenues. GroceryEC.com is a web-based system for allowing manufacturers and brokers in the grocery industry to conduct electronic commerce with grocery retailers. GroceryEC.com allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The grocery retailing industry has changed dramatically due to technological advances with EDI making many of these changes feasible. The strength of the Company’s business model is that the party that has a large influence on the buying decision, the major grocery retailers (“hubs”), is not the party that pays for the service; the suppliers (“spokes”) who use GroceryEC.com pay for it. The large retailers increase the return on their existing EDI investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost. At March 1, 2005, web-EDI supported more than 120 retailers and had approximately 3,000 production customers (primarily GroceryEC) generating transaction revenues. Several other vertical industry sites are in use (RetailEC.com, MfgEC.com, and CPGSupplier.com) and others are planned for future release. In addition to the Internet domain names mentioned, the Company owns FoodServiceEC.com, AutomotiveEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, EZEC.com, EasyEC.com, DrugStoreEC.com, and others.

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

3. Electronic Commerce and Bar Coding Software-Formula_One EDI software and Bar Code Label Modules. In addition to Internet and web-based e-commerce solutions, the Company also provides electronic commerce integration and bar coding applications via its Formula_One translation software and Bar Code Label Modules. Revenues from these products are steadily declining as the Company continues to emphasize its Internet-based electronic commerce products that have more growth and profit potential. In 2005 the Company is sunsetting its software business, so that little if any revenue can be expected from these products after 2005. The Company intends on leveraging business partners to provide integration software and services to existing and future software customers as well as providing hosted solution options.

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

In addition, EnterpriseEC communicates with traditional VANs via Internet connections with several VANs that interconnect with the other established VANs in the marketplace. EnterpriseEC also allows customers to transmit and receive data directly to the Company’s data center using other communications protocols such as asynchronous or bisynchronous, bypassing the Internet altogether. This is provided for those customers that have concerns about the Internet being used for B2B e-commerce due to security or availability concerns.

In support of the second major component of B2B e-commerce, data processing, the Company has developed both PC-based software and web-based solutions. The processing of e-commerce data falls into two general categories - those that are integrating the e-commerce data into their in-house legacy business systems and those that process and generate electronic documents manually (not integrated).

For companies that want to integrate e-commerce data into their in-house legacy business systems, EnterpriseEC has the ability to reformat data prior to transmission to the customer for integration purposes using custom developed applications, which are hosted on the EnterpriseEC computer systems.

For companies that want a stand-alone solution which produces readable documents of incoming e-commerce data and generates outgoing e-commerce documents by using data entry screens, the Company has developed a web-based solution for processing e-commerce data in a stand-alone environment (“Web EDI”). By generating readable reports of incoming electronic documents, and utilizing Java applets and/or HTML based entry screens for creating outgoing electronic documents, the Company has created an alternative to traditional e-commerce software and network services. The Company provides these web-based solutions via web-based portals that target specific industry segments.

The Company intends to utilize its many years of experience in the e-commerce industry to market EnterpriseEC horizontally to companies currently doing e-commerce as well as companies that will be conducting e-commerce in the future. Because EnterpriseEC is not industry specific and utilizes both standards-based data formats, as well as proprietary formats, any company doing e-commerce is a potential customer of EnterpriseEC.

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

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company intends to focus on incentive programs for its employees and will endeavor to create a corporate culture that is challenging, rewarding and enhances the employees’ career development. As of March 4, 2005 the Company had a total of 37 full-time employees. Twenty-one employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, eleven employees are marketing and sales personnel, and five are involved in administration and finance.

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

The Company expended less than $25,000 in 2004 and 2003 for research and development. The Company includes such costs in its prices charged to its customers.

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

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as it may be necessary or desirable. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd., Dayton, OH 45440, telephone 937-429-4288. Our web site is www.advant-e.com and www.edictsystems.com.

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

Monthly rent payments under the agreement are $8,072 through September 30, 2005. The lease rate in the renewal periods, if exercised, will increase by a maximum amount of 5% per year. Lease payments include substantially all maintenance and repairs, and real estate taxes and utilities. The Company has a right of first refusal on 7,000 square feet of adjacent office space.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the 2004 fiscal year.

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

	High	Low
FISCAL 2003
Quarter ended:
March 31, 2003	1.450	1.130
June 30, 2003	1.500	1.020
September 30, 2003	2.250	1.300
December 31, 2003	1.750	1.300

FISCAL 2004
Quarter ended:
March 31, 2004	2.700	1.300
June 30, 2004	2.750	2.000
September 30, 2004	2.250	1.400
December 31, 2004	2.250	1.250

As of March 4, 2005 the Company had approximately 312 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of the unregistered securities that the Company issued within the last three years that are convertible or exchangeable into equity securities, or are warrants representing equity securities, including the terms of conversion or exercise of the securities. Although these shares were not originally registered under the Securities Act, they became registered on July 23, 2004 by order declaring the Registration Statement effective pursuant to Section 8(a)under The Securities Act of 1933, as amended.

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

In December 2003 all the above holders of the 10% Convertible Subordinated Notes converted the principal amounts of their Notes into a total of 227,274 shares of the Company’s common stock at $1.10 per common share. The Company in 2003 paid to the Note holders $37,766 in cash, representing all accrued interest on the Notes through the dates of conversion.

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

OVERVIEW

The Company through its wholly-owned subsidiary Edict Systems, Inc., is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) products and services, offering Electronic Data Interchange (“EDI”) based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and data processing services that enable businesses to process transactions electronically.

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

EXECUTIVE SUMMARY

The Company’s 22% growth in revenue in 2004 and 118% increase in net income over 2003 were primarily the result of continued expansion and market acceptance of the Company’s internet-based subscription services including grocery industry web-EDI and EnterpriseEC and the Company’s continuing efforts to control costs.

The Company in 2004 produced cash flow from operating activities of $1,172,367 compared to $454,064 in 2003.

FOURTH QUARTER RESULTS

The Company’s operating results in the fourth quarter of 2004 compared to the fourth quarter of 2003, are indicated in the following table:

	Fourth Quarter 2004	Fourth Quarter 2003
Revenue	$990,077	818,641
Cost of revenue	325,474	269,174

Gross margin	664,603	549,467
Marketing, general and administrative expenses	440,492	327,778

Operating income	224,111	221,689
Interest	—	49,037

Income before income taxes	224,111	172,652
Income taxes (benefit)	97,000	(10,184)

Net income	$127,111	182,836

Fourth quarter 2004 revenues increased 21% over fourth quarter 2003 as a result of growth in sales of Internet-based subscription services. Gross margin was 67% in both the fourth quarter 2004 and 2003. Marketing general and administrative expenses increased by $112,714 due to additional personnel, salary increases for key people and increased sales and marketing efforts. Income before taxes as a percent of sales increased from 21% to 23%. The Company incurred no interest in the fourth quarter of 2004 as it paid in full in the first quarter of 2004 all outstanding notes payable. The Company recognized income taxes in Q4 2004 of $97,000 compared to an income tax benefit in Q4 2003 of $10,184. The tax benefit in Q4 2003 resulted from increasing the tax rate from 21% to 40% for valuing all deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” As a result, net income for Q4 2004 declined compared to net income for Q4 2003.

2004 RESULTS COMPARED TO 2003

REVENUES

Revenues increased by 22% in 2004 compared to 2003. This growth continued in the Company’s Internet-based subscription services, primarily from grocery industry web-EDI, which comprises 84% of total revenues in 2004, and from EnterpriseEC, which comprises 9% of total revenues in 2004.

The following table is a breakdown of 2004 and 2003 revenues by product and percentage growth over 2003:

	Revenues
	2004	2003	Growth (Decline)
Internet products and services			Amount	Percent
Web-EDI — GroceryEC	$3,032,831	2,479,306	553,525	22%
Web-EDI — other industries	133,743	76,458	57,285	75%
EnterpriseEC	334,809	204,436	130,373	64%

	3,501,383	2,760,200	741,183	27%
Software and software licenses	99,349	182,792	(83,443)	(46)%

	$3,600,732	2,942,992	657,740	22%

Suppliers in the grocery industry continue to accept GroceryEC as an effective solution that enables them to fulfill connectivity requirements of grocery retailers, as evidenced by our 22% growth in GroceryEC revenue in 2004. We currently support over 120 grocery companies (“hubs”), enabling the suppliers of those Hubs to process EDI business documents through GroceryEC.

Web-EDI revenues from industries other than grocery grew 75% in 2004. This growth occurred primarily in the consumer packaged goods supplier, manufacturing, automotive, entertainment, and retail industries. We intend in 2005 to continue to concentrate sales and marketing efforts in these industries and to particularly target the automotive, and consumer packaged goods, and general merchandise retail industries. The technology of our web-EDI solution for the grocery industry is readily transferable, with some modification, to most other industries. We intend to continue to focus on identifying other vertical industries to leverage our Web-EDI technology.

Revenues from EnterpriseEC increased by 64% in 2004. While this growth in 2004 as well as the 233% growth in 2003 is significant, pricing pressures and the availability of alternate connectivity options have adversely affected the market for Internet-based Value Added Network services. EnterpriseEC is an integral part of our Web-EDI solutions and provides trading community management capabilities to our supported hubs. We are continually upgrading the functionality of EnterpriseEC as a Trading Community Management Platform and we are striving to target customers who desire value-added services beyond connectivity.

Revenues from software and license fees, which comprised only 3% of our revenue in 2004, continued to decline in 2004 as the Company focuses on Internet-based products and services.

GROSS MARGIN

The Company’s gross margin was 66% in 2004 compared to 61% in 2003. The improved gross margin resulted from increased revenue in 2004 coupled with relatively fixed costs of technical, operations and customer support labor that more than offset increased depreciation, amortization, and other direct operating costs.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses increased by $179,132 (13%) in 2004; as a percent of sales, however, these expenses decreased from 47% in 2003 to 43% in 2004. The increase in absolute dollars reflects primarily the Company’s continuing efforts to strengthen its sales and marketing programs and salary increases for key personnel.

INCOME TAXES

Income taxes in 2004 are provided at statutory rates approximating 40%. In 2003, however, the Company increased the tax rate from 21% to 40% for valuing the net deferred tax asset, predicated on the Company’s profitable operating performance for the last half of 2003 and its expected continued profitability in 2004. As a result, the Company reported a relatively modest income tax expense of $9,246 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company in 2004 produced net cash flows from operating activities of $1,172,367, sufficient to acquire infrastructure software and equipment totaling $183,554, to pay off all remaining notes payable outstanding at December 31, 2003 of $94,965 and to increase Cash and cash equivalents by $728,444.

CAPITALIZED DEVELOPMENT COSTS

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2004:

Product	Cost	Accumulated Amortization	Net
Web EDI (includes GroceryEC)	$428,260	428,260	—
Web EDI enhancements	317,937	117,183	200,754
EnterpriseEC	470,661	372,606	98,055

Total	$1,216,858	918,049	298,809

Web-EDI, principally GroceryEC, is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continued to grow in 2004, growing by 64% to $334,809. We anticipate continued growth of EnterpriseEC product revenues and cash flows.

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

Time periods of these web-EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled with 90-days prior written notice during the first year and with 30-days prior written notice in subsequent years.

The Company periodically receives payments from customers in advance for the Company’s development of Web-EDI and EnterpriseEC applications designed to meet specific customer specifications for processing Internet transactions. The Company expects to re-sell some of these applications, with minor modifications, to other customers. The Company recognizes these advance payments as revenue over the contract period, typically twelve months. The Company recognizes revenue from the transaction fees that result from processing Internet transactions upon completion of the processed transactions at the end of each month. These transaction fees are non-refundable and are only invoiced after services are provided.

COMMITMENTS

Other than the operating lease commitments as described in Note 9 to the consolidated financial statements included elsewhere in this Form 10-KSB, the Company has no additional commitments that are reasonably likely to have a material effect on the Company’s financial condition or operating performance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs–an amendment of ARB No. 43, Chapter 4 (Issued 11/04), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has no such inventory costs and as a result SFAS No. 151 has no effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67,” which references the financial accounting and reporting guidance for real estate time-sharing transactions in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 will be effective for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 152 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets–an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. Since no such award plan is in place nor anticipated in the near future, the Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of J.D. Cloud & Co. L.L.P. Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiary

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

February 4, 2005

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$944,892	216,448
Accounts receivable, net	290,394	215,895
Prepaid expenses and deposit	26,420	16,187
Deferred income taxes	—	266,400

TOTAL CURRENT ASSETS	1,261,706	714,930

SOFTWARE DEVELOPMENT COSTS, net	298,809	481,678

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $235,614 at December 31, 2004 and $154,977 at December 31, 2003	271,604	168,687

TOTAL ASSETS	$1,832,119	1,365,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$39,681	72,172
Accrued salaries and other expenses	99,810	71,867
Income taxes payable	26,000	—
Deferred revenue	142,788	90,931
Notes payable	—	94,965

TOTAL CURRENT LIABILITIES	308,279	329,935

LONG-TERM LIABILITIES
Deferred income taxes	191,000	156,000

TOTAL LIABILITIES	499,279	485,935

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 6,244,917 outstanding	6,245	6,245
Paid-in capital	1,475,584	1,491,427
Retained earnings deficit	(148,989)	(618,312)

TOTAL SHAREHOLDERS’ EQUITY	1,332,840	879,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,832,119	1,365,295

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2004 and 2003

	2004	2003
Revenue	$3,600,732	2,942,992
Cost of Revenue	1,239,179	1,146,680

Gross Margin	2,361,553	1,796,312
Marketing, general and administrative expenses	1,562,621	1,383,489

Operating income	798,932	412,823
Interest	2,209	188,402

Income before taxes	796,723	224,421
Income tax expense	327,400	9,246

Net income	$469,323	215,175

Basic earnings per common share	$0.08	0.04

Diluted earnings per common share	$0.07	0.04

Weighted average common shares outstanding	6,244,917	5,702,751

Weighted average common shares outstanding, assuming dilution	6,587,285	5,794,365

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2004 and 2003

	Common Stock		Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance January 1, 2003	5,661,002	$5,661	850,459	(833,487)	22,633
Net income				215,175	215,175
Conversion of convertible subordinated notes to common stock	583,915	584	627,456		628,040
Direct costs of securities registration			(11,238)		(11,238)
Warrant issued with convertible subordinated note			24,750		24,750

Balance December 31, 2003	6,244,917	6,245	1,491,427	(618,312)	879,360
Net income				469,323	469,323
Direct costs of securities registration			(15,843)		(15,843)

Balance December 31, 2004	6,244,917	$6,245	1,475,584	(148,989)	1,332,840

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$469,323	215,175
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	80,637	51,517
Amortization of software development costs	332,430	290,852
Deferred income taxes	301,400	9,246
Amortization of note discount resulting from valuation of warrants and beneficial conversion features	—	70,129
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(74,499)	(58,240)
Prepaid expenses	(10,233)	37,213
Accounts payable	(32,491)	(86,148)
Income taxes payable	26,000	—
Accrued salaries and other expenses	28,776	21,433
Accrued interest	(833)	(94,151)
Deferred revenue	51,857	(2,962)

Net cash flows from operating activities	1,172,367	454,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(183,554)	(48,615)
Software development costs	(149,561)	(137,574)

Net cash flows from investing activities	(333,115)	(186,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes	(94,965)	(138,929)
Payments of direct costs of securities registration	(15,843)	(11,238)

Net cash flows from financing activities	(110,808)	(150,167)

NET INCREASE IN CASH AND CASH EQUIVALENTS	728,444	117,708
Cash and cash equivalents, beginning of year	216,448	98,740

CASH AND CASH EQUIVALENTS, END OF YEAR	$944,892	216,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS:
Interest paid	$3,042	212,424
Non-cash transactions
Conversion to common stock of convertible subordinated notes and related accrued interest	—	628,040
Fair value of warrants issued with convertible subordinated notes	—	24,750

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiary, Edict Systems, Inc. (collectively, the “Company”), develops and markets electronic data interchange and electronic commerce software products and services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly owned subsidiary, Edict Systems, Inc. Inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those considered in assessment of recoverability of capitalized software development costs, those used in the issuance of detachable stock warrants, and those used in recording net deferred tax assets and net deferred tax liabilities. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The allowance for uncollectible accounts was $15,500 at December 31, 2004 and $5,000 at December 31, 2003.

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

Property and Equipment

Property and equipment consist of office equipment and leasehold improvements carried at cost. Costs of normal maintenance and repairs are charged to expense as incurred. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided using straight line and accelerated methods for financial reporting purposes at rates based on useful lives of three to seven years.

Debt Discount and Amortization

Debt discount recognized in connection with equity instruments issued with debt (beneficial conversion features and detachable warrants) is amortized to interest expense over the life of the underlying debt as an estimate of the cost of the financing event. The discount was fully amortized at December 31, 2003. Amortization of debt discount amounted to $70,129 in 2003.

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

Revenues from Internet-based products and services (Web-EDI and EnterpriseEC, etc) are comprised of four components - account activation and trading partner set-up fees, monthly subscription fees, usage based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

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

Revenue from customer payments for the Company’s development of applications designed to meet specific customer specifications is recognized over the twelve-month contract period.

Income Taxes

Deferred income taxes are determined using the liability method of accounting. Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Advertising

All advertising costs are expensed as incurred. Advertising was $5,674 in 2004 and $1,229 in 2003.

Segment Reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the reporting and disclosure of information about operating segments for public businesses. The Company’s business is comprised of one segment—the development and sale of electronic data interchange and electronic commerce products and services.

Reclassifications

Certain prior period data presented in the financial statements has been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1 once the FASB reaches a final decision.

In November and December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs–an amendment of ARB No. 43, Chapter 4,” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” and SFAS No. 153, “Exchanges of Nonmonetary Assets–an amendment of APB Opinion No. 29.” The Company does not believe that SFAS No. 151, 152, and 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. Since no such award plan is in place nor anticipated in the near future, the Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

NOTE 2 - SOFTWARE DEVELOPMENT COSTS

Software development costs at December 31, 2004 and 2003 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2003	$929,723	294,767	634,956
Additions	137,574		137,574
Amortization expense		290,852	(290,852)

Balance, December 31, 2003	1,067,297	585,619	481,678
Additions	149,561		149,561
Amortization expense		332,430	(332,430)

Balance, December 31, 2004	$1,216,858	918,049	298,809

The unamortized costs at December 31, 2004 relate exclusively to internal use software and costs associated with the web site development and related enhancements.

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

NOTE 3 - NOTES PAYABLE

During 2003, $120,000 of Convertible Subordinated Notes were paid in full and $605,000 (plus accrued interest of $23,040) were converted into 583,915 shares of the Company’s common stock.

At December 31, 2003 the Company had outstanding a $50,000 15% Convertible Subordinated Note, a 5.54% per year commercial bank note payable of $4,965, and an 8% per year unsecured demand note payable to the Company’s President that totaled $40,000. These notes and all related accrued interest were paid in full in the first quarter of 2004.

Amounts related to warrants and beneficial conversion features of Convertible Subordinated Notes previously issued by the Company were recognized as interest expense totaling $70,129 in 2003.

NOTE 4 - LINE OF CREDIT

The Company has a bank line of credit to borrow up to $100,000 at the bank’s prime commercial interest rate. The line of credit is renewable annually at the bank’s option. Any borrowings under this line of credit are collateralized by substantially all the Company’s assets. The Company has no borrowings under this agreement at December 31, 2004 or 2003, respectively.

NOTE 5 - PROFIT SHARING PLAN

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. Company contributions are discretionary. The Company made no contributions to the plan in 2004 or 2003.

NOTE 6 - INCOME TAXES

Income tax expense consists of the following:

	2004	2003
Current expense	$26,000	—
Deferred expense	301,400	9,246

Total income taxes	$327,400	9,246

In 2004, the Company utilized the remaining tax benefit of $323,951 of net operating loss carryforwards. The current tax expense for 2004 was partially offset by this benefit. Current tax expense for 2003 of approximately $121,300 was fully offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of the income tax expense to the amount computed at the statutory rate of 34%:

	2004	2003
Income tax expense at statutory rate	$270,886	76,303
State income taxes	56,514	17,673
Change in net deferred tax assets attributable to change in the rate expected to apply when the net tax benefits are utilized	—	(108,574)
Non-deductible interest on debt discount amortization	—	23,844

Income tax expense	$327,400	9,246

Deferred taxes consisted of the following at December 31:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$—	323,951
Accounts payable and accrued expenses	55,369	57,282
Allowance for uncollectible accounts	6,200	2,000
Deferred revenue from license fees	57,115	36,372

Total deferred tax assets	118,684	419,605

Deferred tax liabilities:
Capitalized software costs, net of accumulated amortization	119,524	192,671
Accounts receivable	122,357	88,358
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	59,961	24,334
Prepaid expenses	7,842	3,842

Total deferred tax liabilities	309,684	309,205

Net deferred tax asset (liability)	$(191,000)	110,400

NOTE 7 - EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2004 and 2003 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2004
Basic earnings per share:
Income available to common shareholders	$469,323	6,244,917	$0.08

Effect of dilutive securities:
Outstanding warrants	—	338,491	(0.01)
Convertible Subordinated Notes	200	3,877	—

Diluted earnings per share:
Income available to common shareholders plus assumed exercise and conversion

	$469,523	6,587,285	$0.07

Year ended December 31, 2003
Basic earnings per share:
Income available to common shareholders	$215,175	5,702,751	0.04

Effect of dilutive securities:
Outstanding warrants	—	91,614	—
Convertible Subordinated Notes	—	—	—
Diluted earnings per share:
Income available to common shareholders plus assumed exercise

	$215,175	5,794,365	$0.04

At December 31, 2004, the Company has 1,020,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 750,000 shares at $1.205 per common share; 250,000 shares at $1.25 per common share; and 20,000 shares at $1.48 per share. The warrants expire as follows: 925,000 warrants between September 27, 2005 and December 13, 2005; 75,000 warrants, which were issued on December 5, 2003, through December 5, 2006; and 20,000 during the period from June 25, 2002 to June 25, 2006.

Warrants for 50,000 shares at $1.205 per common share were exercised in February 2005.

NOTE 8 – FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of deposits in a large Ohio-based regional bank, which exceed federally insured limits, and trade accounts receivable. The Company manages the risk regarding deposits in banks by using high quality financial institutions. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.

The carrying amounts and estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 approximates fair value. Financial Accounting Standards Board Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

NOTE 9 - OPERATING LEASES

The Company is obligated under operating leases for computer equipment through February 2005 and for office space through September 2005. In addition, the Company leased storage space in 2003 from its President under a monthly lease that was terminated in November 2003. Lease expense was $141,790 in 2004 and $213,939 in 2003, including $16,927 in 2003 to the Company’s President.

At December 31, 2004 the minimum annual lease payments under these lease agreements for 2005 are $73,508, with no minimum annual lease payments due thereafter.

The office space lease has two consecutive three-year renewal options at rates that cannot increase by more than 5% per year. Lease payments include substantially all maintenance and repairs, real estate taxes and utilities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Chief Executive Officer and the Director of Accounting have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of December 31, 2004, Advant-e’s disclosure controls and procedures were adequate.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2004, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	40	President/CEO/Director
John F. Sheffs	79	Secretary/Treasurer/Director

Jason K. Wadzinski founded Edict Systems in 1990 and has held the positions of Chairman, CEO and President since its inception. Since the merger of Edict and Advant-e, Mr. Wadzinski has served as Chairman, CEO and President of Advant-e. He has over 20 years of experience in Information Technology. He currently leads the company’s strategic initiatives and product offerings. Since founding the company, he has led the company from offering an EDI translation software product to the successful launch of its Internet-based offerings in 1999. Prior to founding the company, he was an EDI professional with a manufacturer of recreational products sold through the retail industry. Mr. Wadzinski is an Air Force Veteran.

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

The Company in 2004 adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and such code of ethics is attached herein as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Name and Title	Year	Annual Salary	Board of Directors Fees	Total Compensation
Jason K. Wadzinski,
President/CEO/Director	2004	$103,390	$10,000	$113,390

John F. Sheffs
Secretary/Treasurer/
Director	2004	—	$10,000	$10,000

Jason K. Wadzinski is the sole executive officer of the Company. No payments classified as long-term compensation, other annual compensation, or all other compensation were made. The Company has no long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of March 4, 2005, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)	The following table has been completed for each Director of the Company:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	58.1

John F. Sheffs 709 Rock Hill Ave. Kettering, OH 45429	311,338	0	4.9

(ii)	The following table has been completed for each Executive Officer of the Company:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	58.1

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (2 persons)	3,969,846	0	63.0

(iv)	The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	58.1

Total shares outstanding at March 4, 2005	6,294,917

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer that exceeded $60,000 during the last two years.

ITEM 13. EXHIBITS

Exhibit Number	Description	Method of Filing

3(i)	Amended Certificate of Incorporation	Previously filed*

3(ii)	By-laws	Previously filed**

4	Instruments defining the rights of security holders including indentures	Previously filed*****

10	Lease, dated as of July 30, 2002, between Fritz J. Russ and Dolores H. Russ and Edict Systems, Inc.	Previously filed***

11	Statement re: computation of per share earnings	Filed herewith

14	Code of ethics	Filed herewith

21	Subsidiaries of the registrant	Previously filed****

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

*	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
***	Filed with Form 10-QSB for the quarter ended March 30, 2003 filed as of May 14, 2003
****	Filed with Form 10-SB filed as of July 11, 2000
*****	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000 and with Form 10-QSB for the quarter ended September 30, 2001 filed as of November 14, 2001

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2004	2003
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-QSB and review of SB-2 Registration Statement	$43,958	$41,795
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	3,789	3,950
Tax Fees—preparation of federal and state income and personal property tax returns and tax advice for utilizing the net operating loss carry forward	4,584	3,500

Total	$52,331	$49,245

Fees for professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s President and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2005	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 24, 2005	By:	/s/ John F. Sheffs
John F. Sheffs
Treasurer
Member of the Board of Directors