Form 10QSB
period 2005-03-31
ADVANT E CORP
filed 2005-05-13
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(937) 429-4288

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 13, 2005 the issuer had 6,294,917 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

For the three months ended March 31,

	2005	2004
Revenue	$1,039,488	838,635
Cost of revenue	389,044	294,217

Gross margin	650,444	544,418
Marketing, general and administrative expenses	475,335	352,597

Operating income	175,109	191,821
Interest	—	2,180

Income before taxes	175,109	189,641
Income tax expense	70,000	75,400

Net income	$105,109	114,241

Basic earnings per common share	$0.02	0.02

Diluted earnings per common share	$0.02	0.02

Weighted average common shares outstanding	6,268,250	6,244,917

Weighted average common shares outstanding, assuming dilution	6,268,250	6,542,186

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

At March 31, 2005 and December 31, 2004

	March 31, 2005 (Unaudited)	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$1,230,429	944,892
Accounts receivable, net	295,086	290,394
Prepaid expenses and deposit	31,033	26,420

Total current assets	1,556,548	1,261,706

Software development costs, net	248,725	298,809

Property and equipment, net	265,448	271,604

Total assets	$2,070,721	$1,832,119

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$58,008	39,681
Accrued salaries and other expenses	150,263	99,810
Income taxes payable	98,000	26,000
Deferred revenue	103,251	142,788

Total current liabilities	409,522	308,279

Long-term liabilities
Deferred income taxes	163,000	191,000

Total liabilities	572,522	499,279

Shareholders’ equity
Common stock, $.001 par value; 20,000,000 shares authorized; 6,294,917 outstanding at March 31, 2005 and 6,244,917 outstanding at December 31, 2004	6,295	6,245
Paid-in capital	1,535,784	1,475,584
Retained earnings (deficit)	(43,880)	(148,989)

Total shareholders’ equity	1,498,199	1,332,840

Total liabilities and shareholders’ equity	$2,070,721	1,832,119

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$105,109	114,241
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	23,383	12,816
Amortization of software development costs	66,397	80,252
Deferred income taxes	(28,000)	75,400
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(4,692)	(3,408)
Prepaid expenses	(4,613)	2,046
Accounts payable	18,327	(36,531)
Accrued salaries, interest and other expenses	50,453	48,256
Income taxes payable	72,000	—
Deferred revenue	(39,537)	(26,890)

Net cash flows from operating activities	258,827	266,182

Cash flows from investing activities:
Purchases of equipment	(17,227)	(5,872)
Software development costs	(16,313)	(43,359)

Net cash flows from investing activities	(33,540)	(49,231)

Cash flows from financing activities:
Issuance of common stock	60,250	—
Payments on notes	—	(94,965)
Payments of direct costs of securities registration	—	(2,040)

Net cash flows from financing activities	60,250	(97,005)

Net increase in cash and cash equivalents	285,537	119,946

Cash and cash equivalents, beginning of period	944,892	216,448

Cash and cash equivalents, end of period	$1,230,429	336,394

Supplemental disclosures of cash flow items:
Interest paid	$—	3,014

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary Edict Systems, Inc. (the “Company”). Inter-company accounts and transactions are eliminated in consolidation.

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

Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2004 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at March 31, 2005 and the changes during the three months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2005	$1,216,858	918,049	298,809
Additions	16,313	—	16,313
Amortization	—	66,397	(66,397)

Balance, March 31, 2005	$1,233,171	984,446	248,725

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

Note 3: Deferred revenue

Deferred revenue is comprised of the following:

	March 31, 2005	December 31, 2004
Annual software license fees recognized as revenue ratably over twelve months	$31,142	56,259
Amounts received for customized Web EDI and EnterpriseEC development recognized as revenue over twelve months when services are performed	60,696	56,541
Advance payments from a customer in exchange for discounted future services recognized as revenue monthly as services are performed	11,413	29,988

	$103,251	142,788

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2005	2004
Current expense	$98,000	—
Deferred expense (benefit)	(28,000)	75,400

Total income tax expense	$70,000	75,400

The current tax expense for the three months ended March 31, 2004 of $77,100 was offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of the income tax expense to the amount computed at the statutory rate of 34%:

	Three Months Ended March 31,
	2005	2004
Income taxes at statutory rate	$60,000	64,500
State income taxes	10,000	10,900

Income tax expense	$70,000	75,400

Note 5: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2005 and 2004, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended March 31, 2005
Basic and diluted earnings per share:
Net income available to common shareholders	$105,109	6,268,250	$0.02
Effect of potentially dilutive securities:
Outstanding warrants	—	—	—

Net income available to common shareholders plus assumed exercise of warrants	$105,109	6,268,250	$0.02

Three months ended March 31, 2004
Basic earnings per share:
Net income available to common shareholders	$114,241	6,244,917	$0.02

Effect of potentially dilutive securities:
Outstanding warrants	—	281,719	—
Convertible subordinated notes	200	15,550	—

Diluted earnings per share:
Net income available to common shareholders plus assumed exercise of warrants and conversion of convertible subordinated notes	$114,441	6,542,186	$0.02

At March 31, 2005 the Company has 970,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 700,000 shares at $1.205 per common share; 250,000 shares at $1.25 per common share; and 20,000 shares at $1.48 per share. The warrants expire as follows: 875,000 warrants between September 27, 2005 and December 13, 2005; 75,000 warrants through December 5, 2006; and 20,000 through June 25, 2006.

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

The following comprise the Company’s four principal business products/services:

•	Web-based Electronic Commerce/Electronic Data Interchange (web-EDI) document processing systems (WebEDI.com) and branded vertical industry sites such as GroceryEC.com, RetailEC.com, CPGSupplier.com, MfgEC.com, and LogisticsEC.com.

•	Internet-based Business-to-business Electronic Commerce Network Services— EnterpriseEC®

•	Electronic Commerce and Bar Coding Software—Formula_One® EDI software and Bar Code Label Modules.

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

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

Software Development Costs

The Company capitalizes software development costs and amortizes those costs over a three-year estimated economic life of the software applications. Internet technology can change and does change rapidly. As a result, any or all of the Company’s products could have an economic life of less than (or more than) three years. In addition, the products could become economically obsolete if the Company cannot sell the products in the marketplace at a margin that is adequate to produce positive cash flow. The economic lives of the capitalized products, expected cash flow, and profitability of our products are reviewed quarterly. Capitalized software costs are reported at the lower of unamortized cost or net realizable value.

Results of Operations

Revenue

Revenue for the three months ended March 31, 2005 exceeded revenue for the same quarter of 2004 by $200,853, or 24%. On a quarter-to-quarter basis, revenue in the first quarter of 2005 increased by 5% over revenue in the fourth quarter of 2004.

The following table details revenues by product and percentage growth for the quarter ended March 31, 2005 and 2004, respectively:

	Quarter Ended March 31,
	2005	2004	Growth (Decline)
Internet products and services
Web-EDI—GroceryEC	$807,373	703,419	15%
Web-EDI—other industries	106,802	28,209	279%
EnterpriseEC	100,963	65,220	55%

	1,015,138	796,848	27%
Software and software licenses	24,350	41,787	(42)%

	$1,039,488	838,635	24%

Our Web-EDI service primarily for the grocery industry continues to provide the largest source of revenue for the Company. The Company is a leading provider of web-based B2B e-commerce in the grocery industry with its GroceryEC service. Revenue from other industries including retail and automotive grew at a rate of 279% reflecting the Company’s continuing attempts to strengthen its sales and marketing capabilities to achieve increased market share for Web-EDI services to companies in industries other than the grocery industry. Revenues from the sale of software and software licenses continue to decline as the Company focuses on Internet products and services.

Gross Margin

The Company’s gross margin, as a percent of revenue, was 63% in the first quarter of 2005 compared to 65% in the first quarter of 2004. This margin decline was due primarily to additional personnel cost associated with developing, maintaining and providing technical support for the Company’s products and services and infrastructure required by the Company’s growth and diversification into non-grocery industries; relatively less development costs capitalized in the first quarter of 2005; and an increase in the sale of comparatively low-margin printers and labeling products in support of non-grocery related activities.

Expenses

Marketing, general and administrative expenses amounted to approximately 46% of revenue in the first quarter of 2005 compared to 42% in the first quarter of 2004. Those same expenses in absolute dollars increased by $122,738, reflecting the Company’s continuing efforts to strengthen its sales and marketing programs designed to increase market penetration in the grocery industry and to diversify more rapidly into industries other than the grocery industry; and for salary increases for key personnel.

Income taxes

Income taxes are recorded at 40% in the first quarter of 2005 and 2004, respectively, reflecting statutory rates for Federal and state income taxes.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at March 31, 2005:

Product	Cost	Accumulated Amortization	Net
Web EDI (including GroceryEC)	$428,260	428,260	—
Web EDI enhancements	334,250	144,357	189,893
EnterpriseEC	470,661	411,829	58,832

Total	$1,233,171	984,446	248,725

Web EDI, including GroceryEC, is the Company’s largest and primary source of revenue and continues to grow. Sales of EnterpriseEC continue to grow in 2005, up 55% compared to the first three months of 2004. Based on our ongoing review of the marketplace and our marketing efforts we expect cash flow and revenue from EnterpriseEC services to continue.

Liquidity and Capital Resources

In the three months ended March 31, 2005 the Company increased its cash balance by $285,537 to $1,230,429. The Company reported net cash provided by operating activities of $258,827. During the quarter the Company received $60,250 cash proceeds for the issuance of 50,000 shares of the Company’s common stock as a result of the exercise of warrants at $1.205 per common share.

ITEM 3. Controls and Procedures

Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that are designed to ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of March 31, 2005, Advant-e’s disclosure controls and procedures were adequate.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 13, 2005	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 13, 2005	By:	/s/ John F. Sheffs
John F. Sheffs
Member of the Board of Directors

May 13, 2005	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Member of the Board of Directors