Form 10QSB
period 2005-06-30
ADVANT E CORP
filed 2005-08-11
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(937) 429-4288

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 5, 2005 the issuer had 6,294,917 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,076,385	851,982	2,115,873	1,690,617
Cost of revenue	374,335	310,264	763,379	604,481

Gross margin	702,050	541,718	1,352,494	1,086,136
Marketing, general and administrative expenses	501,680	361,375	977,015	716,152

Income before taxes	200,370	180,343	375,479	369,984
Income tax expense	80,100	73,000	150,100	148,400

Net income	$120,270	107,343	225,379	221,584

Basic earnings per share	$0.02	0.02	0.04	0.04

Diluted earnings per share	$0.02	0.02	0.04	0.03

Weighted average shares outstanding	6,294,917	6,244,917	6,281,657	6,244,917

Weighted average shares outstanding, assuming dilution	6,294,917	6,722,654	6,281,657	6,627,694

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$1,412,245	944,892
Accounts receivable, net	303,116	290,394
Prepaid expenses and deposit	32,710	26,420

Total current assets	1,748,071	1,261,706

Software development costs, net	208,479	298,809

Property and equipment, net	294,934	271,604

Total assets	$2,251,484	1,832,119

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$109,210	39,681
Accrued salaries and other expenses	106,545	99,810
Income taxes payable	174,100	26,000
Deferred revenue	84,160	142,788

Total current liabilities	474,015	308,279

Deferred income taxes	159,000	191,000

Total liabilities	633,015	499,279

Shareholders’ equity
Common stock, $.001 par value; 20,000,000 shares authorized; 6,294,917 outstanding at June 30, 2005 and 6,244,917 outstanding at December 31, 2004	6,295	6,245
Paid-in capital	1,535,784	1,475,584
Retained earnings (deficit)	76,390	(148,989)

Total shareholders’ equity	1,618,469	1,332,840

Total liabilities and shareholders’ equity	$2,251,484	1,832,119

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$225,379	221,584
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	51,389	34,099
Amortization of software development costs	134,639	164,014
Deferred income taxes	(32,000)	148,400
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(12,722)	(28,533)
Prepaid expenses	(6,290)	6,825
Accounts payable	69,529	32,803
Accrued salaries, interest and other expenses	6,735	16,359
Income taxes payable	148,100	—
Deferred revenue	(58,628)	31,348

Net cash flows from operating activities	526,131	626,899

Cash flows from investing activities:
Purchases of equipment	(74,719)	(126,614)
Software development costs	(44,309)	(84,245)

Net cash flows from investing activities	(119,028)	(210,859)

Cash flows from financing activities:
Issuance of common stock	60,250	—
Payments on notes	—	(94,965)
Payments of direct costs of securities registration	—	(7,945)

Net cash flows from financing activities	60,250	(102,910)

Net increase in cash and cash equivalents	467,353	313,130

Cash and cash equivalents, beginning of period	944,892	216,448

Cash and cash equivalents, end of period	$1,412,245	529,578

Supplemental disclosures of cash flow items:
Interest paid	$—	3,014

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2005

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary Edict Systems, Inc. (the “Company”). Inter-company accounts and transactions are eliminated in consolidation.

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

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

Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2004 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at June 30, 2005 and the changes during the six months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, December 31, 2004	$1,216,858	918,049	298,809
Additions	44,309	—	44,309
Amortization	—	134,639	(134,639)

Balance, June 30, 2005	$1,261,167	1,052,688	208,479

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

Note 3: Deferred revenue

Deferred revenue is comprised of the following:

	June 30, 2005	December 31, 2004
Annual software license fees recognized as revenue ratably over twelve months	$32,304	56,259
Amounts received for customized Web EDI and EnterpriseEC development recognized as revenue over twelve months when services are performed	51,856	56,541
Advance payments from a customer in exchange for discounted future services recognized as revenue monthly as services are performed	—	29,988

	$84,160	142,788

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Current expense	$84,100	—	182,100	—
Deferred expense (benefit)	(4,000)	73,000	(32,000)	148,400

Total income tax expense	$80,100	73,000	150,100	148,400

The current tax expense for the three months ended June 30, 2004 of $136,900 and for the six months ended June 30, 2004 of $214,000 was offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income taxes at federal statutory rate	$68,000	61,000	128,000	125,500
State income taxes	12,100	12,000	22,100	22,900

Income tax expense	$80,100	73,000	150,100	148,400

Note 5: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the six months ended June 30, 2005 and 2004, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended June 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$120,270	6,294,917	$0.02
Effect of potentially dilutive securities:
Outstanding warrants	—	—	—

Net income available to shareholders with assumed exercise of warrants	$120,270	6,294,917	$0.02

Three months ended June 30, 2004
Basic earnings per share:
Net income available to shareholders	$107,343	6,244,917	$0.02

Effect of potentially dilutive securities:
Outstanding warrants	—	477,737	—

Diluted earnings per share:
Net income available to shareholders with assumed exercise of warrants and conversion of convertible subordinated notes	$107,343	6,722,654	$0.02

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Six months ended June 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$225,379	6,281,657	$0.04
Effect of potentially dilutive securities:
Outstanding warrants	—	—	—

Net income available to shareholders with assumed exercise of warrants	$225,379	6,281,657	$0.04

Six months ended June 30, 2004
Basic earnings per share:
Net income available to shareholders	$221,584	6,244,917	$0.04

Effect of potentially dilutive securities:
Outstanding warrants	—	374,959	(0.01)
Convertible subordinated notes	200	7,818	—

Diluted earnings per share:
Net income available to shareholders with assumed exercise of warrants and conversion of convertible subordinated notes	$221,784	6,627,694	$0.03

At June 30, 2005 the Company has 970,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 700,000 shares at $1.205 per share; 250,000 shares at $1.25 per share; and 20,000 shares at $1.48 per share. The warrants expire as follows: 875,000 warrants between September 27, 2005 and December 13, 2005; 75,000 warrants through December 5, 2006; and 20,000 through June 25, 2006.

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

Products and services

The Company, through its wholly-owned subsidiary Edict Systems, Inc., is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) products and services, offering Electronic Data Interchange (“EDI”) based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce software products and provides Internet-based communication and data processing services that enable businesses to process transactions electronically.

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

Results of Operations

Revenue

Revenue for the second quarter of 2005 of $1,076,385 exceeded revenue for the second quarter of 2004 of $851,982 by $224,403, or 26%. Revenue for the six months ended June 30, 2005 of $2,115,873 exceeded revenue for the six months ended June 30, 2004 of $1,690,617 by $425,256, or 25%. On a quarter-to-quarter basis, revenue in the second quarter of 2005 increased by $36,897, or 4%, over revenue in the first quarter of 2005.

The following table details revenues by product and percentage growth for the quarter and the six months ended June 30, 2005 and 2004, respectively:

	Quarter Ended June 30,			Six Months Ended June 30,
	2005	2004	Growth (Decline)	2005	2004	Growth (Decline)
Internet products and services
Web—EDI—groceryEC	$838,306	$729,456	15%	1,645,679	$1,432,875	15%
Web—EDI—other industries	111,213	25,968	328%	218,015	54,177	302%
EnterpriseEC	108,202	71,218	52%	209,165	136,438	53%

	1,057,721	826,642	28%	2,072,859	1,623,490	28%
Software and software licenses	18,664	25,340	(26)%	43,014	67,127	(36)%

	$1,076,385	851,982	26%	2,115,873	1,690,617	25%

Our Web-EDI service for the grocery industry continues to provide the largest source of revenue for the Company. The Company is a leading provider of web-based B2B e-commerce in the grocery industry with its GroceryEC service. Revenue from other industries including retail and automotive grew at a rate in excess of 300% reflecting the Company’s continuing attempts to increase market share for Web-EDI services in industries other than grocery. Revenues from the sale of software and software licenses continue to decline as the Company focuses on Internet products and services.

Gross Margin

The Company’s gross margin, as a percent of revenue, was relatively constant at 65% in the second quarter of 2005 compared to 64% in the second quarter of 2004 and 64% in the first six months of both 2004 and 2005.

Expenses

Marketing, general and administrative expenses amounted to approximately 47% of revenue in the second quarter of 2005 compared to 42% in the second quarter of 2004, and 46% in the first six months of 2005 compared to 42% in the first six months of 2004. These percentage increases as well as absolute dollar increases of $140,305 in the second quarter and $260,863 in the first six months reflect the increased cost of the Company’s continuing efforts to strengthen its sales and marketing programs designed to increase market penetration in the grocery industry and to diversify more rapidly into industries other than the grocery industry; and for salary increases for key personnel.

Income taxes

Income taxes are recorded at 40% in 2005 and 2004, respectively, reflecting statutory rates for Federal and state income taxes.

Net income

Net income in the second quarter of $120,270 increased by 14% over net income reported in the first quarter of 2005 and by 12% over net income reported in the second quarter of last year, indicating that the Company’s revenue increases are beginning to exceed the additional costs of its sales and marketing efforts, infrastructure improvements and additional personnel costs.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at June 30, 2005:

Product	Cost	Accumulated Amortization	Net
Web EDI (including GroceryEC)	$428,260	428,260	—
Web EDI enhancements	362,246	173,378	188,868
EnterpriseEC	470,661	451,050	19,611

Total	$1,261,167	1,052,688	208,479

Web EDI, including GroceryEC, is the Company’s largest and primary source of revenue and continues to grow. Sales of EnterpriseEC continue to grow in 2005, up 53% compared to the first six months of 2004. Based on our ongoing review of the marketplace and our marketing efforts we expect cash flow and revenue from EnterpriseEC services to continue.

Liquidity and Capital Resources

In the first six months of 2005, net cash flows from operating activities was $526,131, which added to the Company’s cash position and was used to fund additional investments in software development costs and equipment purchases. The Company’s cash and cash equivalents increased by $467,353 during this period to $1,412,245.

In February 2005 the Company received $60,250 cash proceeds for the issuance of 50,000 shares of the Company’s common stock as a result of the exercise of warrants at $1.205 per common share.

ITEM 3. Controls and Procedures

Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of Advant-e’s disclosure controls and procedures that are designed to ensure that information relating to Advant-e required to be disclosed by Advant-e in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon this evaluation, these officers have concluded, that as of June 30, 2005, Advant-e’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the period covered by this report, there were no changes in Advant-e’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Advant-e’s internal control over financial reporting.

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 25, 2005, a majority of the shareholders of the Company took action by written consent in lieu of a special meeting to increase the size of the Board of Directors from two to three members and elected James E. Lesch to serve on the Board in the newly created position. The term of office of the other two directors, Jason D. Wadzinski and John F. Sheffs, continued after this action.

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

Advant-e Corporation
(Registrant)

August 11, 2005	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 11, 2005	By:	/s/ John F. Sheffs
John F. Sheffs
Member of the Board of Directors

August 11, 2005	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Member of the Board of Directors