Form 10QSB
period 2005-09-30
ADVANT E CORP
filed 2005-11-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(937) 429-4288

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2005 the issuer had 6,403,714 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$1,143,058	920,038	3,258,931	2,610,655
Cost of revenue	379,142	309,224	1,142,521	913,705

Gross margin	763,916	610,814	2,116,410	1,696,950
Marketing, general and administrative expenses	494,103	408,186	1,471,118	1,122,158

Operating income	269,813	202,628	645,292	574,792
Other income (expense)	5,132	—	5,132	(2,180)

Income before taxes	274,945	202,628	650,424	572,612
Income tax expense	110,000	82,000	260,100	230,400

Net income	$164,945	120,628	390,324	342,212

Basic earnings per share	$0.02	0.02	0.06	0.05

Diluted earnings per share	$0.02	0.02	0.06	0.05

Weighted average shares outstanding	6,332,423	6,244,917	6,298,765	6,244,917

Weighted average shares outstanding, assuming dilution	6,364,810	6,634,107	6,308,378	6,628,571

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,472,745	944,892
Short-term investments	220,750	—
Accounts receivable, net	297,923	290,394
Prepaid expenses and deposit	43,055	26,420
Total current assets	2,034,473	1,261,706

Software development costs, net	178,048	298,809

Property and equipment, net	274,974	271,604

Total assets	$2,487,495	1,832,119

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$40,372	39,681
Accrued salaries and other expenses	107,325	99,810
Income taxes payable	268,100	26,000
Deferred income taxes	27,600	—
Deferred revenue	87,194	142,788

Total current liabilities	530,591	308,279
Deferred income taxes	148,000	191,000

Total liabilities	678,591	499,279

Shareholders’ equity
Common stock, $.001 par value; 20,000,000 shares authorized; 6,403,714 outstanding at September 30, 2005 and 6,244,917 outstanding at December 31, 2004	6,403	6,245
Paid-in capital	1,560,185	1,475,584
Accumulated other comprehensive income	981	—
Retained earnings (deficit)	241,335	(148,989)

Total shareholders’ equity	1,808,904	1,332,840

Total liabilities and shareholders’ equity	$2,487,495	1,832,119

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$390,324	342,212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	80,115	57,238
Amortization of software development costs	185,280	250,828
Deferred income taxes	(16,000)	230,400
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(7,529)	(29,415)
Prepaid expenses	(16,635)	(6,839)
Accounts payable	691	(39,776)
Accrued salaries, interest and other expenses	7,515	58,721
Income taxes payable	242,100	—
Deferred revenue	(55,594)	16,829

Net cash flows from operating activities	810,267	880,198

Cash flows from investing activities:
Purchases of available-for-sale investments	(235,175)	—
Proceeds from sale of available-for-sale investments	16,006	—
Purchases of equipment	(83,485)	(171,197)
Software development costs	(64,519)	(116,589)

Net cash flows from investing activities	(367,173)	(287,786)

Cash flows from financing activities:
Issuance of common stock	91,500	—
Payments on notes	—	(94,965)
Payments of direct costs of securities registration	(6,741)	(15,339)

Net cash flows from financing activities	84,759	(110,304)

Net increase in cash and cash equivalents	527,853	482,108

Cash and cash equivalents, beginning of period	944,892	216,448

Cash and cash equivalents, end of period	$1,472,745	698,556

Supplemental disclosures of cash flow items:
Interest paid	$—	3,014
Income taxes paid	$34,000	—

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2005

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

Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2004 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Short-term investments

Short-term investments consist entirely of investments designated as available-for-sale. They include marketable equity, debt and U.S. government securities, and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. The change in the net unrealized holding gain on available-for-sale securities, which is included in the accumulated other comprehensive income component of shareholders’ equity, was $981 during both the three month period and the nine month period ended September 30, 2005 and was comprised of gross unrealized gains of $7,769 and gross unrealized losses of $6,188 less applicable deferred income taxes of $600. At September 30, 2005 the unrealized losses on investments have been determined by management to be temporary.

During both the three-month and the nine-month periods ended September 30, 2005 proceeds from the sale of available-for-sale securities were $16,006.

Note 3: Software Development Costs

Software development costs at September 30, 2005 and the changes during the nine months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, December 31, 2004	$1,216,858	918,049	298,809
Additions	64,519	—	64,519
Amortization	—	185,280	(185,280)

Balance, September 30, 2005	$1,281,377	1,103,329	178,048

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

Note 4: Deferred revenue

Deferred revenue is comprised of the following:

	September 30, 2005	December 31, 2004
Annual software license fees recognized as revenue ratably over twelve months	$19,728	56,259
Amounts received for customized Web EDI and EnterpriseEC development recognized as revenue over twelve months when services are performed	67,466	56,541
Advance payments from a customer in exchange for discounted future services recognized as revenue monthly as services are performed	—	29,988

	$87,194	142,788

Note 5: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current expense	$94,000	—	276,100	—
Deferred expense (benefit)	16,000	82,000	(16,000)	230,400

Total income tax expense	$110,000	82,000	260,100	230,400

The current tax expense for the three months ended September 30, 2004 of $74,000 and for the nine months ended September 30, 2004 of $268,000 was offset by the benefit from a net operating loss carryforward.

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income taxes at federal statutory rate	$93,000	69,000	221,000	195,000
State income taxes	17,000	13,000	39,100	35,400

Income tax expense	$110,000	82,000	260,100	230,400

Note 6: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the nine months ended September 30, 2005 and 2004, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended September 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$164,945	6,332,423	$0.02
Effect of potentially dilutive securities:
Outstanding warrants	—	32,387	—

Net income available to shareholders with assumed exercise of warrants	$164,945	6,364,810	$0.02

Three months ended September 30, 2004
Basic earnings per share:
Net income available to shareholders	$120,628	6,244,917	$0.02

Effect of potentially dilutive securities:
Outstanding warrants	—	389,190	—

Diluted earnings per share:
Net income available to shareholders with assumed exercise of warrants and conversion of convertible subordinated notes	$120,628	6,634,107	$0.02

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$390,324	6,298,765	$0.06
Effect of potentially dilutive securities:
Outstanding warrants	—	9,613	—

Net income available to shareholders with assumed exercise of warrants	$390,324	6,308,378	$0.06

Nine months ended September 30, 2004
Basic earnings per share:
Net income available to shareholders	$342,212	6,244,917	$0.05

Effect of potentially dilutive securities:
Outstanding warrants	—	378,471	—
Convertible subordinated notes	200	5,183	—

Diluted earnings per share:
Net income available to shareholders with assumed exercise of warrants and conversion of convertible subordinated notes	$342,412	6,628,571	$0.05

Warrants for 50,000 shares at $1.205 per share were exercised in February 2005 and warrants for 25,000 shares at $1.25 per share were exercised in September 2005, resulting in proceeds of $91,500.

On August 9, 2005 the Company’s Board of Directors amended the Warrant Certificates issued to the former holders of the Convertible Subordinated Notes giving the former note holders the option of exercising their warrant certificates via the Cashless Exercise Option. In the third quarter of 2005, 850,000 of those warrants were exercised via a cashless exercise option, with no cash proceeds to the Company, resulting in the issuance of 83,797 shares.

At September 30, 2005 the Company has 95,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 75,000 shares at $1.205 per share and 20,000 shares at $1.48 per share. The warrants expire as follows: 75,000 warrants on December 6, 2006 and 20,000 on June 25, 2006.

Note 7: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$164,945	120,628	390,324	342,212
Change in net unrealized holding gain on available-for-sale investments	981	—	981	—

Total comprehensive income	$165,926	120,628	391,305	342,212

The sole component of accumulated other comprehensive income, net of tax, of $981 at September 30, 2005 is accumulated net unrealized holding gain on available-for-sale investments.

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

The Company periodically receives payments from customers in advance for the Company’s development of Web-EDI and EnterpriseEC applications designed to meet specific customer specifications for processing Internet transactions. The Company expects to re-sell some of these applications, with minor modifications, to other customers. Once the developed application become operational the Company recognizes these advance payments as revenue over the twelve-month contract period.

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

Results of Operations

Revenue

Revenue for the third quarter of 2005 of $1,143,058 exceeded revenue for the third quarter of 2004 of $920,038 by $223,020, or 24%. Revenue for the nine months ended September 30, 2005 of $3,258,931 exceeded revenue for the nine months ended September 30, 2004 of $2,610,655 by $648,276, or 25%. On a quarter-to-quarter basis, revenue in the third quarter of 2005 increased by $66,673, or 6%, over revenue in the second quarter of 2005.

Our Web-EDI service for the grocery industry continues to provide the largest source of revenue for the Company—approximately 77% of total revenue. The Company is a leading provider of web-based B2B e-commerce in the grocery industry with its GroceryEC service. Revenue from other industries, however, including retail and automotive, continue to grow at accelerated rates, reflecting the Company’s continuing and successful attempts to increase market share for Web-EDI services in industries other than grocery. Revenues from the sale of software and software licenses continue to decline as the Company focuses on Internet products and services, and will completely phase out by the end of 2005.

Gross Margin

The Company’s gross margin, as a percent of revenue, was relatively constant at 67% in the third quarter of 2005 compared to 66% in the third quarter of 2004 and 65% in the first nine months of both 2004 and 2005.

Expenses

Marketing, general and administrative expenses amounted to 43% of revenue in the third quarter of 2005 compared to 44% in the third quarter of 2004, and 45% in the first nine months of 2005 compared to 43% in the first nine months of 2004. Marketing, general and administrative expenses increased by $85,917 in the third quarter and $348,960 in the first nine months as a result of the Company’s continuing efforts to strengthen its sales and marketing programs designed to increase market penetration in the grocery industry and to diversify more rapidly into industries other than the grocery industry; and for salary increases for key personnel.

Income taxes

Income taxes are recorded at 40% in 2005 and 2004, respectively, reflecting statutory rates for Federal and state income taxes.

Net income

Net income in the third quarter of 2005 of $164,945 increased by $44,317, or 37%, over net income reported in the third quarter of 2004 and by 37% over net income reported in the second quarter of this year, indicating that the Company’s revenue increases are continuing to increase proportionally faster than the additional incremental costs of its sales and marketing efforts and organizational improvements including additional personnel costs.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at September 30, 2005:

Product	Cost	Accumulated Amortization	Net
Web EDI (including GroceryEC)	$428,260	428,260	—
Web EDI enhancements	382,456	204,408	178,048
EnterpriseEC	470,661	470,661	—

Total	$1,281,377	1,103,329	178,048

Web EDI, including GroceryEC, is the Company’s largest and primary source of revenue and continues to grow. Sales of EnterpriseEC continued to grow and through the first nine months of 2005 were up 84% compared to the first nine months of 2004. Based on our ongoing review of the marketplace and our marketing efforts we expect cash flow and revenue from EnterpriseEC services to continue.

The unamortized costs relate exclusively to internal use software and costs associated with web site development and related enhancements.

Liquidity and Capital Resources

In the first nine months of 2005, net cash flows from operating activities was $810,267, which added to the Company’s cash position and was used to fund additional investments in software development costs and equipment purchases. The Company’s cash and cash equivalents increased by $527,853 during this period to $1,472,745. In addition, the Company has invested at September 30, 2005 a total of $220,750 in short-term available-for sale securities.

The Company received a total of $91,500 when warrants for 50,000 shares at $1.205 per share were exercised in February 2005 and warrants for 25,000 shares at $1.25 per share were exercised in September 2005.

ITEM 3. Controls and Procedures

Attached as exhibits to the Form 10-QSB are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). These “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

The CEO and the CFO have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-QSB. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended September 30, 2005.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, believes that our disclosure controls and procedures over financial reporting, while adequate and effective, will not necessarily prevent or detect all error and fraud. A control system can provide only reasonable, not absolute, assurance the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

4.1	Amendment to warrant certificated dated August 9, 205	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

November 14, 2005	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 14, 2005	By:	/s/ John F. Sheffs
John F. Sheffs
Member of the Board of Directors

November 14, 2005	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors