Form 10KSB
period 2005-12-31
ADVANT E CORP
filed 2006-03-30
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒

The issuer’s revenues for its most recent fiscal year were $4,462,702.

The aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 24, 2006, was $6,313,974.

The number of shares of outstanding common stock of the issuer as of March 30, 2006 was 6,403,714.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

PART I

Item 1. Description of Business.

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

Advant-e specializes in B2B e-commerce transaction services via EnterpriseEC(R), an Internet-based Electronic Business Transaction Network and Trading Community Management Platform, and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company markets its Web EDI solutions within specific vertical industries with branded web sites including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.AutomotiveEC, and www.MfgEC.com as well as the non-vertical site www.WebEDI.com.

The following is a description of the Company’s three principal business products/services:

1. Web-based Electronic Commerce/Electronic Data Interchange (Web EDI) document processing systems (WebEDI.com) and branded vertical industry. GroceryEC.com is the Company’s first vertical industry business-to-business web-based e-commerce site and accounts for much of the Company’s revenues. GroceryEC.com is a web-based system for allowing manufacturers and brokers in the grocery industry to conduct electronic commerce with grocery retailers. GroceryEC.com allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The grocery retailing industry has changed dramatically due to technological advances with EDI making many of these changes feasible. The strength of the Company’s business model is that the party that has a large influence on the buying decision, the major grocery retailers (“hubs”), is not the party that pays for the service; the suppliers (“spokes”) who use GroceryEC.com are billed. The large retailers increase the return on their existing EDI investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost. Customers of the Company’s core Web EDI services are comprised primarily of small and medium size suppliers of large grocery and general merchandise retailers, automotive manufacturers, and other large buying organizations. Several vertical industry sites in addition to GroceryEC are in use (RetailEC.com, MfgEC.com, AutomotiveEC.com and CPGSupplier.com) and others are planned for future release. In addition to the Internet domain names mentioned, the Company owns FoodServiceEC.com, HealthcareEC.com, PetroleumEC.com, HighTechEC.com, GovernmentEC.com, EZEC.com, EasyEC.com, and others.

2. Internet-based Business-to-Business Electronic-Commerce Network Services—EnterpriseEC.com. The Company’s Electronic Trading Network (ETN) and trading community management platform began generating revenue in the third quarter of 2002. An ETN is an Internet-based service that is an alternative to higher-cost traditional Value Added Networks.

The Company markets this service to its GroceryEC.com and other Web EDI customers as well as customers of other existing Value Added Networks.

3. Value-Added Applications. Using data stored for other services, the Company intends on providing value-added web-based applications to current and future customers that includes data mining, processing and reporting. These products are currently in the pre-development stage.

For items 1 and 2 above, the Company’s EDI administration, technical support and systems maintenance personnel provide consultative services that enable the Company’s customers (suppliers) and their trading partners (usually buying organizations of large companies or hubs) to conduct EDI transactions, as requested by the hub, by interfacing with the hub on behalf of the Company’s customers to facilitate the establishment of their electronic (EDI) trading partner relationship. Because each hub has established processes in place to migrate a non-EDI supplier to an EDI-enabled supplier, and because these procedures vary among the hubs, the Company acts as a liaison between its customers and the hub to establish this EDI connection. Since most of the Company’s customers are small to medium-sized companies, they recognize that the Company has the resources and expertise to establish this connection for them. This trading partner connection and relationship, once established, is portable to other EDI service providers if the customer chooses to do so.

Time periods of these Web EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled at any time during the first year with 90-days prior written notice and in subsequent years with 30-days prior written notice.

The Company is currently focusing on increasing subscription fees relating to its Web EDI services and EnterpriseEC.

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

There are two major components to conducting B2B e-commerce—communications and data processing.

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

In support of the second major component of B2B e-commerce, data processing, the Company has developed both PC-based software and web-based solutions. The processing of e-commerce data falls into two general categories—those that are integrating the e-commerce data into their in-house legacy business systems and those that process and generate electronic documents manually (not integrated).

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

The Company owns United States trademark rights to “EnterpriseEC”. Other trademarks may be acquired by the Company if and when management determines that it is in the best interest of the Company to do so.

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

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company intends to focus on incentive programs for its employees and will endeavor to create a corporate culture that is challenging, rewarding and enhances the employees’ career development. As of March 30, 2005, the Company had a total of 43 full-time employees. Twenty-four employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, fourteen employees are marketing and sales personnel, and five are involved in administration and finance.

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

The Company expended less than $25,000 in 2005 and 2004 for research and development.

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

The Company believes that it is in full compliance with the applicable rules and regulations of the Securities Exchange Commission and is in full compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 and its regulations, recognizing that the requirements for compliance with section 404 for smaller public companies have not been finalized, pending disposition of the Final Report of the Advisory Committee on Smaller Public Companies to the Securities and Exchange Commission prepared in March 2006.

Risks related to our business

The Company’s limited operating experience may cause it to misjudge its markets or needs.

Although the Company has been providing software and solutions for the electronic commerce market since 1990, its involvement in Internet-based products and services has been a much more recent development. Its initial Internet product has been in operation for approximately six (6) years. Accordingly, the Company has limited operating history in this environment.

The Company may be unable to implement its business strategy.

Although the Company believes its strategy can be successful, there are many reasons why it may be unable to implement it, including the Company’s inability to deploy its products and services on a large scale due to software development, information technology infrastructure, or other problems; to attract a sufficiently large audience of users to its Internet-based electronic commerce network; to increase awareness of its brand; to strengthen customer loyalty; to continue to develop and improve its products; to continue to develop and upgrade its technology; and to attract, retain and motivate qualified personnel.

The Company may be unsuccessful at managing its growth.

The Company believes its business model has the potential for rapid growth. This growth could place a significant strain on management and operations, including sales, marketing, customer support, research and development, finance and administrative operations. Achieving and maintaining profitability during a growth period will depend, among other things, on the Company’s ability to successfully expand its products, services and markets and to manage its operations effectively. Difficulties in managing growth, including difficulties in obtaining and retaining talented management and other personnel could have a material adverse affect on the Company’s business and financial results.

The Company may be unsuccessful in achieving its revenue and pre-tax profit goals for 2006 resulting in possible adverse effects on the Company’s financial condition, results of operations, cash flows and the market price of the Company’s common shares:

The Company’s top priority for the coming years is accelerated revenue growth through expansion of existing offerings, new products and services, and increased sales and marketing efforts. In support of this goal, the Company plans on increasing investment in infrastructure, new product development, and sales and marketing related costs. While this will likely reduce the Company’s short-term profitability, management is confident that the Company can leverage its industry-leading position to bring new value-added services to existing and new customers. In a press release dated February 16, 2006, included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on the same day, the Company offered the following guidance for 2006:

•	Revenue growth goal of 24-28% in 2006

•	Significant increase in capital spending on infrastructure, new product development, and intensified sales and marketing efforts

•	Pre-tax profit goal of 14-18%

•	Continued expansion in core retail/grocery business and accelerated growth in automotive, consumer durables and consumer packaged goods markets

The Company has introduced several electronic commerce B2B products, and market acceptance is critical to the Company’s success.

The Company is currently marketing EnterpriseEC, GroceryEC, RetailEC, AutomotiveEC and ManufacturingEC and other products. The Company’s customers are comprised primarily of small and medium size suppliers of large grocery and general merchandise retailers, automotive manufacturers, and other large buying organizations. Broad and timely acceptance of the Company’s recently introduced products, which is critical to its future success, is subject to a number of significant risks. These risks include the ability to successfully market and sell these products; the products’ ability to support large numbers of customers; the need to enhance the features and services of the Company’s products; and the need to significantly expand internal resources to support planned growth of these products.

Although the Company expects to derive a significant portion of its long-term future revenue from its electronic commerce products and services, the pricing and revenue models for these products are ever changing in a fluid market environment. If these products do not achieve the level of market acceptance anticipated at a satisfactory pricing level, the Company’s business and financial results would suffer.

The Company’s success depends highly upon our achieving broad market acceptance of our products and services. Market acceptance requires, among other things, that we:

•	educate potential customers on the benefits of our products

•	commit a substantial amount of human and financial resources to secure strategic partnerships and relationships

•	develop internal sales, marketing and support activities to customers

There can be no assurance that we will be able to achieve any or all of these objectives, and thus obtain sufficient acceptance of our products to maintain profitable operations. Potential customers may perceive nominal benefit from our products and services. As a result, potential customers may not value, and may be unwilling to pay for our products. We also do not have established brand images, nor do we expect to spend significant marketing expenses to build and promote brand images. If our products do not achieve broad market acceptance, we may not be able to continue operating in our business or operate at sufficient levels or profitability.

System enhancements, upgrades and other factors could cause service disruptions of internet-based products.

As the Company enhances and upgrades its Internet-based products and services, customers could suffer temporary service interruptions. Other factors, such as unauthorized intervention and access into the Company’s servers may also cause system delays or denials of service. The Company has and will continue to take steps to ensure that such disruptions do not occur, and that any disruptions that do occur are insignificant. However, any problems not resolved in a timely manner could negatively affect the Company’s business and financial results.

Products may not be accepted by the market.

To date, the Company has experienced success on a limited basis for its EnterpriseEC, GroceryEC and other Web EDI products. The Company’s first Web EDI product, GroceryEC.com, has been relatively successful, but the Company’s other products, including EnterpriseEC and other Web EDI products which have only been recently introduced to the marketplace, have thus far been less successful due primarily to longer than expected development time, pricing pressures due to changing market conditions, and competitive factors. The Company intends in 2006 to expand existing product offerings and to develop new products for introduction in late 2006 and in ensuing years. Success of these products depends upon the Company’s ability to successfully market those products to existing customers and to penetrate new markets. The Company cannot guarantee that its new products will gain acceptance in the market place on a scale sufficient to provide cash flows and profits.

The Company has limited sales and marketing experience.

A major thrust of the Company’s strategy is to make potential customers aware of its products, their features and benefits. This will require sales and marketing expertise. However, the Company’s current sales and marketing staff is small compared to competitors. Although the Company has identified and recruited some employees with sales and marketing experience and skills, and intends to continue in the future, it may be unable to do so and may therefore be unable to successfully establish and maintain a significant sales and marketing organization.

The Company may not be able to recruit and retain skilled employees.

The Company is substantially dependent on the continued services and performance of its CEO, CFO, and other current employees. In addition, the Company believes it will need to expand significantly its product development, marketing and customer service staffs. Competition for employees in the Company’s industry is intense. If the Company is unable to attract, assimilate and retain highly qualified employees, management may not be able to effectively manage the business, explore opportunities and respond to competitive challenges. As a result, the Company’s business and financial results would suffer. Many competitors may be able to offer more lucrative compensation packages that include stock options and other stock-based compensation and higher-profile employment opportunities.

The Company may not be able to compete successfully against companies offering similar products and services.

A large number of companies compete with us for customers, electronic commerce transactions and other sources of on-line revenue. We face significant competition in the markets in which we offer our products from competitors that also offer high quality products. In addition, management expects that new competitors will attempt to enter the market and that existing competitors will improve the performance of their current products or introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. The number of companies offering B2B e-commerce services is large and increasing at a rapid rate. The Company believes that competition for B2B e-commerce products and services will continue to increase as the Internet develops as a communication and commercial medium. Although the Company believes its products and marketing strategy are unique, the Company directly and indirectly competes for customers with numerous Internet and non-Internet businesses, including traditional Value Added Networks (Sterling Commerce, Inovis, GXS, Easylink, etc.); Internet VANs (Internet Commerce Corporation, SPS Commerce, etc.); and web-based B2B e-commerce companies (SPS, Inovis, GXS, etc.). Most of our competitors are well established, better known, and significantly larger, with substantially greater technical, marketing, and financial resources than we have. The greater resources of many of our competitors may permit them to respond more rapidly than we can to changes in technology. As a result, many of the products and services we offer are developed and offered by other companies in the industry.

Many of these potential competitors are likely to enjoy substantial competitive advantages compared to the Company, including the ability to offer a wider array of products and services, larger production and technical staffs, greater name recognition, larger marketing budgets and resources, larger customer and user bases and substantially greater financial, technical and other resources.

Our ability to compete in the market will depend upon a number of factors including the success of our marketing efforts and our continued ability to secure and maintain ongoing relationships with companies in the industries we serve. We expect to compete based upon the quality, reliability, flexibility and the ease of use of our products. We also expect to compete on value relative to the features our products offer.

To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards, and competitors’ innovations by continuing to enhance its products and services and to expand its sales and marketing channels. Increased competition could result in loss of market share, reduced prices or reduced margins, any of which could adversely affect the Company’s business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.

Government regulation could adversely affect the Company.

The Company is subject to government regulation. Laws and regulations have been or may be adopted with respect to the Internet or other on-line services covering issues such as user liability and privacy, copyright protection, and distribution. The applicability to the Internet of existing laws in various jurisdictions governing issues is uncertain and may take years to resolve. Demand for the Company’s products’ features and services may be affected by additional regulation of the Internet. Federal, State, or governments of foreign countries may attempt to regulate the Company’s transmissions, levy sales or other taxes relating to the Company’s activities or impose other restrictions on the Company’s services. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. In addition, the growth and development of the market for B2B e-commerce may prompt the adoption of more stringent laws, both in the United States and abroad, that impose additional burdens on companies conducting business over the Internet. The requirement that the Company comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the demand for the Company’s services, increase the cost of doing business or otherwise have a material adverse effect on the Company’s business, results of operations and financial condition.

Internet capacity constraints may adversely affect the Company’s operations.

The Company’s success depends, in large part, on Internet access and the ability of the Internet to accommodate rapidly increasing traffic. The Internet may not prove to be a viable commercial medium because of inadequate development of the necessary infrastructure (e.g., reliable network backbone), timely development of complementary technologies, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation. If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it.

Our high technology computer, internet and communications based system could be interrupted and fail to operate.

The Company relies on the Internet and, accordingly, depends upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Several large Internet commerce companies have suffered highly publicized system failures that resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. Although agreements are in place to host the Company’s systems and provide bandwidth with suitable precautions in place to prevent system failures and outages, it is likely that the Company will also suffer service outages from time to time. To the extent that the Company’s service is interrupted, its users will be inconvenienced and the Company’s reputation may be diminished. Some of these outcomes could directly result in a reduction in the Company’s stock price, significant negative publicity, a reduction in revenues, a loss of customers and a potential for litigation.

Although the Company anticipates that its computer and communications hardware will be protected through physical and software safeguards, they will still be vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and other similar events. The Company does not currently have full redundancy for all of the Company’s computer and telecommunications facilities in separate geographic locations to counter an area-wide catastrophe where the Company does business. A catastrophic event could have a significant negative effect on the Company’s business, results of operations, and financial condition.

The Company also depends upon third parties to provide potential users with web browsers and Internet and on-line services necessary for access to the Company’s services. It is possible that users will experience difficulties with the Internet and other on-line services due to system failures, including failures unrelated to the Company’s systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also retains confidential customer information in the Company’s database. It is, therefore, critical that the Company’s facilities and infrastructure remain secure and that the facilities and infrastructure are perceived by customers to be secure. Despite the implementation of measures in the Internet industry, the Company’s infrastructure is potentially vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage the Company’s reputation or result in potential liability.

The Company’s platform infrastructure and its scalability are not proven.

As the Company grows and its Internet-based products are used by an increasing number of users, the network infrastructure would need to be expanded from time to time. In addition, the Company will need to accommodate changing customer requirements. The Company may not be able to accurately project the rate or timing of increases, if any, in the use of its systems or to expand and upgrade the systems and infrastructure to accommodate such changes on a timely basis, at a commercially reasonable cost, or at all. The systems may not accommodate increased use while maintaining acceptable overall performance.

Potential liability exists for the inappropriate disclosure of confidential information.

Claims for unlawful disclosure of confidential information have been brought, sometimes successfully, against on-line service providers in the past. Any such liability will have a material adverse effect on the Company’s reputation, business, results of operations and financial condition.

The Company is dependent on intellectual property rights.

The Company’s intellectual property is important to its business. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company’s efforts to protect its intellectual property may not be adequate. Competitors may independently develop similar technology or duplicate the Company’s products or services. Unauthorized parties may infringe upon or misappropriate the Company’s products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States, and the global nature of the Internet makes it difficult to control the ultimate destination of its products and services. In the future, litigation may be necessary to enforce the Company’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time-consuming and costly. It may even be cost prohibitive, and there is always a risk that the Company will not prevail if a suit is filed. The Company could be subject to intellectual property infringement claims as the number of competitors grows and the content and functionality of its services overlaps with competitive offerings. Defending against these claims, even if not meritorious, could be expensive and divert the Company’s attention from its operations. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. The Company may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. The Company also intends to rely on a variety of technologies that it will license from third parties, including any product development, database, and Internet server software that will be used to operate its products and services. These third-party licenses may not be available to the Company on commercially reasonable terms. If the Company were deprived of the right to use software incorporated in its products for any reason, or if the tools utilized in the development of its products were discontinued or the capabilities contained in future releases were not up to the standards set by the Company, there could be a serious disruption to the business.

The Company may not be able to achieve sustained and satisfactory levels of profitability.

The Company’s revenue is dependent on the number of customers who subscribe to its Internet-based products and services, and the volume of the data, documents or other information those customers send or retrieve utilizing these services. The success of the Company’s products and services and other proposed products and services depend to a large extent on the future of B2B e-commerce using the Internet, which is uncertain. In addition, the Company anticipates increasing its operating expenses, especially in the areas of sales, marketing, product development, and customer service. As a result, the Company may not be able to achieve and/or sustain levels of profitability that are satisfactory to investors and shareholders. If the Company experiences a shortfall in its estimated revenue, it may be unable to adjust spending in a timely manner to achieve desired profits.

Business use of the internet may stagnate and the internet’s infrastructure may fail.

If the Internet does not gain increased acceptance for B2B e-commerce, the Company will not grow and profitability will be hampered. Concerns about the security of on-line transactions and the privacy of users may inhibit the growth of the Internet as a means of delivering business documents and data. The Company may need to incur significant expenses and use significant resources to protect against the threat of security breaches or to alleviate problems caused by security breaches. The Company cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop.

Internet-related laws could adversely affect our business.

Regulation of the Internet is largely unsettled. The adoption of laws, regulations or taxes that increase the costs or administrative burdens of doing business using the Internet could cause companies to seek other means of transacting business. If the adoption of new Internet laws, regulations or taxes causes companies to seek other methods for conducting business, the demand for our products and services could decrease and our business could be adversely affected.

The Company is dependent on data centers, which could be destroyed or damaged.

The Company’s Internet-based products are dependent upon the ability to protect computer equipment and the information stored on this equipment against damage that may be caused by fire, power loss, telecommunication or Internet failures, unauthorized intrusion, computer viruses and disabling devices, internal errors and other similar events. The Company currently leases space in a data center located in Dayton, Ohio that provides physical security (24 hour security guards) and environment control (humidity and temperature). The Company’s computer system has a battery backup system that provides from 10 to 20 minutes of up time, which is enough time for the data center’s generator to kick in. The generator has a 1-minute cut over time but can then run for 40 hours before refueling. Fuel providers are on call 365 days per year so the generator can run indefinitely until power is restored. The data center is tied directly into the Internet backbone carriers via a SONET ring with separate backhauled feeds so that an accidental line cut cannot get all feeds and the SONET ring automatically switches all traffic to other feeds. The Company also maintains backup systems at its facility in Beavercreek, Ohio located approximately twelve miles from the data center. In the event of a regional catastrophe, the Company may suffer a significant loss to its systems and may be unable to provide services to customers, which would have a substantial effect on the Company.

Depending on future financial considerations, the Company has plans to lease backup data center space, which is geographically separated from its current data center with procedures to provide for switching to the backup data center in the event of a catastrophic event or system failure.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

Our products are used for company-wide, integral computer applications with significant potential impact on our customers’ sales of their products and other timing implications. Any errors, defects, delays or other performance problems with our products could result in financial or other loss for our customers. Although we have contractual limits to our liability, product liability litigation would be time consuming and costly to defend, even if we are successful.

Compliance with section 404 of the Sarbanes-Oxley Act of 2002 may be extremely expensive.

Compliance with section 404 of the Sarbanes-Oxley Act of 2002 may be so costly as to substantially reduce future earnings and/or become so prohibitive and onerous that it may be extremely difficult for the Company to compete and grow in this regulatory environment. In this event, the Company’s management may need to consider business alternatives, such as conversion to a non-reporting entity whereby its shares of stock would no longer be traded on the over the counter bulletin board.

Economic slowdown, particularly in information technology, may adversely affect our business.

Economic slowdowns that result in a decline in information technology spending by our customers and potential customers may adversely affect our business. General economic slowdowns caused by influences such as rising interest rates, rising oil prices, inflation, government deficits, etc. would likely adversely affect our business as well. The adverse impacts from an economic slowdown would likely include longer sales cycles, lower selling prices and reduced revenue.

A terrorist attack would likely adversely affect our business.

A terrorist attach would likely adversely affect our business by interrupting our communications system, disrupting the speed, efficiency and effectiveness of the internet, disrupt the service of value added networks (VANs), disrupt our power supply and generally negatively impact our operations. Our customers may not be able to transmit data timely and accurately and may therefore require the use of other methods of transmitting data; this would result in a decline in revenues. Predicting the impact of a terrorist attack on our business is difficult, but an attack that interrupts power, communications and the internet on a large scale for more than a few days would severely curtail our operations and reduce our revenue and profits.

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as it may be necessary or desirable. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd., Dayton, OH 45440, telephone 937-429-4288. Our web sites are www.advant-e.com and www.edictsystems.com.

For further information with respect to the Company, reference is made to all other reports and information that we have filed with the Commission, which may be inspected and copied at the public reference facilities of the Commission in Washington D.C. Copies of such material can be obtained from the Public Reference Section of the Commission, 100 F Street, N.E. Room 1580, Washington, D.C. 20549, telephone 1-800-SEC-0330, at prescribed rates and are available on the Internet at http://www.sec.gov. The Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the site may access such information by searching the EDGAR database.

Item 2. Description of Property.

The Company presently leases 12,000 square feet of office space as its principal place of business at 2680 Indian Ripple Rd. Dayton, OH 45440. The term of the lease is through September 30, 2008. Rent under the lease is $8,332 per month, or $99,984 per year. The lease has a three-year renewal period available at the Company’s option. The lease rate in the renewal period, if exercised, will increase by a maximum amount of 5% per year. Lease payments include substantially all maintenance and repairs, real estate taxes and utilities. The Company also leases at a separate location 746 square feet of office space located in Dayton, Ohio. The term of the lease is through July 31, 2006. Rent under this lease is $746 per month, or $8,952 per year. The lease has a one year renewal period available at the company’s option. Lease payments include substantially all maintenance and repairs, real estate taxes and utilities.

Item 3. Legal Proceedings.

The Company is currently not subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “AVEE”) on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

	High	Low
2004
Quarter ended:
March 31, 2004	2.700	1.300
June 30, 2004	2.750	2.000
September 30, 2004	2.250	1.400
December 31, 2004	2.250	1.250
2005
Quarter ended:
March 31, 2005	1.650	1.050
June 30, 2005	1.250	0.900
September 30, 2005	1.450	1.120
December 31, 2005	1.600	1.150

As of February 24, 2006 the Company had approximately 309 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

This item should be read in conjunction with “Item 7. Financial Statements” and other items contained elsewhere in this Form 10-KSB.

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

The following comprise the Company’s three principal business products/services:

•	Web EDI—Internet-based supply chain solution for the grocery and other industries

•	EnterpriseEC®—Internet-based Electronic Business Transaction Network Services

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

2005 Results Compared to 2004

The Company’s revenue grew 24% in 2005 compared to 2004, representing the fifth consecutive yearly increase in revenue. The increase resulted from continued acceptance of core Web EDI services to small and medium size suppliers of large grocery and general merchandise retailers, automotive manufacturers, and other large buying organizations.

GroceryEC, the product that comprised the bulk of the Company’s internet-based revenue since 1999, comprised 74% of the Company’s revenue in 2005, down from 84% in 2004 as the Company continued to diversify into other industries and increase revenues from those industries. Revenue from GroceryEC grew in 2005 by 11% compared to 22% in 2004, resulting from a degree of market saturation. The Company, however, believes that solid opportunity remains in the grocery industry in the foreseeable future and is continuing to increase its spending on sales and marketing efforts and on improved features and functionality of its GroceryEC product.

Revenue from industries other than grocery grew $248,467, or 198%, primarily on the strength of accelerated grown of automotive Web EDI. Revenue from the automotive industry comprised more than 4% of total revenue in 2005 compared to a nominal amount in 2004. Revenue also increased in non-grocery retail industries. We intend in 2006 to intensify our sales and marketing efforts, supported by substantial increased spending, in these non-grocery industries and to particularly target the automotive, consumer packaged goods, and general merchandise retail industries.

Revenue from EnterpriseEC, the Company’s Electronic Trading Network service grew by $149,126, or 45%, compared to $130,373, or 64%, in 2004. Revenue from EnterpriseEC has not grown to the extent we had originally planned due to pricing pressures and the availability of alternate connectivity options; however, the product is profitable and remains an integral part of our Web EDI solutions and provides trading community management capabilities to our supported hubs. We are continually upgrading the functionality of EnterpriseEC as a Trading Community Management Platform and we are striving to target customers who desire value-added services beyond connectivity.

The Company discontinued selling and supporting its Formula_One product as of December 31, 2005; as a result, revenue from software and software licenses, which comprised less than 2% of revenues in 2005, will be nominal in 2006. This decline in revenue from software and software products has occurred consistently over the past several years.

The Company in 2005 maintained a 66% gross margin. Increased revenue was sufficient to offset increased spending for development and customer support staffs and other direct product costs. Gross margin also benefited from lower amortization of software development costs in 2005 of $217,780 compared to $332,430 in 2004.

Marketing, general and administrative expenses increased by $448,290, or 29%, in 2005 and, as a percent of sales, increased from 43% in 2004 to 45% in 2005. The increased spending was incurred to strengthen the Company’s sales and marketing programs and personnel, and for salary increases for key personnel.

Pre-tax profit of 21% in 2005 marked the second consecutive year the Company’s income before taxes exceeded 20% (22% in 2004). Net income in 2005 increased by $130,995, or 28%, over net income in 2004.

Liquidity and capital resources

The Company in 2005 increased the total of Cash and Short-term investments by 111%, from $944,892 at the end of 2004 to $1,989,337 at December 31, 2005. Shareholders’ equity increased by 51%--from $1,332,840 at the end of 2004 to $2,014,953 at December 31 2005, resulting primarily from the Company’s comprehensive income in 2005 of $605,933 and $91,500 cash received from the exercise of some warrants. Management believes that the Company will have sufficient financial resources, including cash and cash equivalents and short-term investments at December 31, 2005, and cash generated from operations in 2006, to meet business requirements for the next 12 months, including anticipated capital expenditures for the expansion and upgrading of the Company’s infrastructure and new product development, working capital requirements, and increased spending on sales and marketing efforts.

Outlook and Guidance for 2006

Building on what the Company’s management believes is a strong financial base, the Company’s top priority for the ensuing years is accelerated revenue growth through expansion of existing offerings, new products and services, and increased sales and marketing efforts. To support the achievement of this priority, the Company will increase spending on infrastructure, new product development, improvement of features and functionality of existing products, and expanded sales and marketing efforts. As a result, net income will likely decline in the short-term; however, management believes that the Company can leverage its industry-leading position to bring new value-added services to both existing and new customers.

As a result, the Company’s management offers the following guidance:

•	Revenue growth of 24% to 28% in 2006

•	Increased capital spending on infrastructure, new product development, and improvements in existing products, and increased spending on sales and marketing efforts

•	Income before taxes goal of 14% to 18%, down from actual results in excess of 20% in both 2005 and 2004

•	Continued expansion in core retail/grocery business and accelerated growth in automotive, consumer durables and consumer packaged goods markets

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2005:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$825,824	665,168	160,656
EnterpriseEC	470,661	470,661	—

Total	$1,296,485	1,135,829	160,656

Web EDI is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continued to grow substantially in 2005.

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2005 compared to the fourth quarter of 2004 are indicated in the following table:

	Fourth Quarter 2005	Fourth Quarter 2004
Revenue	$1,203,771	990,077
Cost of revenue	368,486	325,474

Gross margin	835,285	664,603
Marketing, general and administrative expenses	539,793	440,492

Operating income	295,492	224,111
Other income, net	4,602	—

Income before taxes	300,094	224,111
Income tax expense	90,100	97,000

Net income	$209,994	127,111

Fourth quarter 2005 revenues increased 22% over fourth quarter 2004 as a result of growth in sales of Internet-based subscription services. Gross margin was 69% in the fourth quarter 2005 compared to 67% in the fourth quarter of 2004, resulting primarily from lower amortization of development costs by $49,102 in the fourth quarter of 2005 compared to the fourth quarter of 2004. Marketing general and administrative expenses increased by $99,301 due to additional personnel costs and increased sales and marketing efforts. Income before taxes as a percent of sales increased from 23% to 25%.

Critical Accounting Estimates and Policies

Software Development Costs

The Company capitalizes software development costs and amortizes those costs over a three-year estimated life of the software applications. Internet technology can change and does change quickly. As a result, any or all of our products could have an economic life of less than or more than three years. In addition, our products could become economically obsolete if we cannot sell the products in the marketplace at a margin that is adequate to produce cash flow. We review quarterly the economic lives of our capitalized products, expected cash flow, and profitability of our products. Capitalized software costs are reported at the lower of unamortized cost or net realizable value.

Revenue Recognition for Web EDI and EnterpriseEC subscription fees

The Company recognizes monthly subscription fees of $25 per month per customer ($45 if the Customer does not pay by credit card) and $5 per month per trading partner the customer connects to (up to 5 partners) over the period to which the subscription applies. These fees are non-refundable. The Company recognizes transaction fees (document processing fees) in the period in which the transactions are processed; these transactions are billed or charged to a customer’s credit card once per month. These fees are non-refundable and are only billed after services are provided.

The Company recognizes as revenues one-time Account Activation Fees ($100 per new customer), Trading Partner Setup Fees ($50 per partner for Web EDI) and interconnect Setup Fees ($50 per interconnect) after the Company performs consultative work required in order to establish the electronic trading partnership between the customer and their desired trading partner. The Company’s EDI administration, technical support and systems maintenance personnel provide these consultative services that enable the Company’s customers (suppliers) and their trading partners (usually buying organizations of large companies or “hubs”) to conduct EDI transactions as requested by the hub by interfacing with the hub on behalf of the Company’s customers. Because each hub has established processes in place to migrate a non-EDI supplier to an EDI-enabled supplier, and because these procedures vary among the hubs, the Company acts as a liaison between its customers and the hub to establish this EDI connection. Since most of the Company’s customers are small to medium-sized companies, they recognize that the Company has the resources and expertise to establish this connection for them. This trading partner connection and relationship, once established, is portable to other EDI service providers if the customer chooses to do so.

Time periods of these Web EDI agreements can be cancelled at any time by customers with 30-days prior written notice. EnterpriseEC agreements can be cancelled with 90-days prior written notice during the first year and with 30-days prior written notice in subsequent years.

The Company periodically receives payments from customers in advance for the Company’s development of Web EDI and EnterpriseEC applications designed to meet specific customer specifications for processing Internet transactions. The Company expects to re-sell some of these applications, with minor modifications, to other customers. The Company recognizes these advance payments as revenue over the contract period, typically twelve months. The Company recognizes revenue from the transaction fees that result from processing Internet transactions upon completion of the processed transactions at the end of each month. These transaction fees are non-refundable and are only invoiced after services are provided.

Commitments

Other than the operating lease commitments as described in Note 11 to the consolidated financial statements included elsewhere in this Form 10-KSB, the Company has no additional commitments that are reasonably likely to have a material effect on the Company’s financial condition or operating performance.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this FSP will have a material impact on our financial statements.

Item 7. Financial Statements.

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiary

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

February 3, 2006

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,763,435	944,892
Short-term investments	225,902	—
Accounts receivable, net	351,482	290,394
Prepaid expenses and deposit	25,128	26,420

Total current assets	2,365,947	1,261,706

Software development costs, net	160,656	298,809
Property and equipment, net	262,523	271,604

Total assets	$2,789,126	1,832,119

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	44,838	39,681
Accrued salaries and other expenses	115,510	99,810
Income taxes payable	375,652	26,000
Deferred income taxes	26,000	—
Deferred revenue	76,173	142,788

Total current liabilities	638,173	308,279
Deferred income taxes	136,000	191,000

Total liabilities	774,173	499,279

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,403,714 outstanding at December 31, 2005 and 6,244,917 outstanding at December 31, 2004	6,403	6,245
Paid-in capital	1,551,606	1,475,584
Accumulated other comprehensive income	5,615	—
Retained earnings (deficit)	451,329	(148,989)

Total shareholders’ equity	2,014,953	1,332,840

Total liabilities and shareholders’ equity	$2,789,126	1,832,119

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2005 and 2004

	2005	2004
Revenue	$4,462,702	3,600,732
Cost of revenue	1,511,007	1,239,179

Gross margin	2,951,695	2,361,553
Marketing, general and administrative expenses	2,010,911	1,562,621

Operating income	940,784	798,932
Other income (expense), net	9,734	(2,209)

Income before taxes	950,518	796,723
Income tax expense	350,200	327,400

Net income	$600,318	469,323

Basic earnings per share	$0.09	0.08

Diluted earnings per hare	$0.09	0.07

Weighted average shares outstanding	6,325,218	6,244,917

Weighted average shares outstanding, assuming dilution	6,340,851	6,587,285

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2005 and 2004

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance January 1, 2004	6,244,917	$6,245	1,491,427	—	(618,312)	879,360
Net income					469,323	469,323
Direct costs of securities registration			(15,843)			(15,843)

Balance December 31, 2004	6,244,917	6,245	1,475,584	—	(148,989)	1,332,840

Components of comprehensive income, net of tax:
Net income					600,318	600,318
Other comprehensive income				5,615		5,615

Total comprehensive income						605,933

Issuance of shares upon exercise of warrants	75,000	75	91,425			91,500
Issuance of shares upon exercise of warrants via cashless exercise option	83,797	83	(83)			—
Direct costs of securities registration			(15,320)			(15,320)

Balance December 31, 2005	6,403,714	$6,403	1,551,606	5,615	451,329	2,014,953

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$600,318	469,323
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	110,721	80,637
Amortization of software development costs	217,780	332,430
Deferred income taxes	(32,800)	301,400
Net realized losses on available-for-sale investments	2,222	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(61,088)	(74,499)
Prepaid expenses	1,292	(10,233)
Accounts payable	5,157	(32,491)
Accrued salaries and other expenses	15,700	27,943
Income taxes payable	349,652	26,000
Deferred revenue	(66,615)	51,857

Net cash flows from operating activities	1,142,339	1,172,367

Cash flows from investing activities:
Purchases of available-for-sale investments	(253,877)	—
Proceeds from sale of available-for-sale investments	35,168	—
Purchases of equipment	(101,640)	(183,554)
Software development costs	(79,627)	(149,561)

Net cash flows from investing activities	(399,976)	(333,115)

Cash flows from financing activities:
Issuance of common stock	91,500	—
Payments on notes	—	(94,965)
Payments of direct costs of securities registration	(15,320)	(15,843)

Net cash flows from financing activities	76,180	(110,808)

Net increase in cash and cash equivalents	818,543	728,444
Cash and cash equivalents, beginning of year	944,892	216,448

Cash and cash equivalents, end of year	$1,763,435	944,892

Supplemental disclosures of cash flow items:
Income taxes paid	$33,348	—
Interest paid	$—	3,042

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note 1: Basis of Presentation, Organization and Other Matters

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those considered in assessment of recoverability of capitalized software development costs and those used in recording net deferred tax assets and net deferred tax liabilities. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash and Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Short-term Investments

Short-term investments consist of investments designated as available-for-sale. They include equity securities and U.S. government securities, and are reported at fair market value, with unrealized gains and losses, net of deferred taxes, recorded in shareholders’ equity as other comprehensive income. The cost of securities sold is determined by the specific identification method.

Declines in the fair market value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair market value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The allowance for uncollectible accounts was $16,000 at December 31, 2005 and $15,500 at December 31, 2004.

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

Property and Equipment

Property and equipment consist of computers and office equipment, computer software, and leasehold improvements carried at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the assets of three to seven years. Costs of normal maintenance and repairs are charged to expense as incurred.

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

Revenues from Internet-based products and services (Web EDI and EnterpriseEC, etc) are comprised of four components—account activation and trading partner set-up fees, monthly subscription fees, usage based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

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

Revenue from monthly subscription fees is recognized over the period to which the subscription applies.

Revenue from usage based transaction fees is recognized in the period in which the transactions are processed.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of any convertible subordinated notes and outstanding warrants.

Advertising

All advertising costs are expensed as incurred. Advertising was $23,337 in 2005 and $5,674 in 2004.

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that under U.S. generally accepted accounting principles are excluded from net income. Other comprehensive income and accumulated other comprehensive income consist solely of net unrealized gains on securities classified as short-term investments and designated as available-for-sale.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this FSP will have a material impact on our financial statements.

Note 2: Short-term Investments

Available-for-sale securities at December 31, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Marketable equity securities	$205,590	13,873	(4,223)	215,240
U. S. Treasury notes	10,897	—	(235)	10,662

	$216,487	13,873	(4,458)	225,902

The change in the net unrealized holding gain on available-for-sale securities, which is included in the accumulated other comprehensive income component of shareholders’ equity, was $5,615 during 2005 and was comprised of net unrealized gains of $9,415 less applicable deferred income taxes of $3,800.

Unrealized losses on investments are considered temporary as the Company has the ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in fair market value. No investments have been in a loss position for greater than twelve months. The Company did not recognize any losses from the write-down of investments with unrealized losses.

During 2005 proceeds from the sale of available-for-sale securities were $35,168. Gross realized gains were $32 and gross realized losses were $2,254 on those sales.

Note 3: Software Development costs

Software development costs at December 31, 2005 and 2004 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2004	$1,067,297	585,619	481,678
Additions	149,561		149,561
Amortization expense		332,430	(332,430)

Balance, December 31, 2004	1,216,858	918,049	298,809
Additions	79,627		79,627
Amortization expense		217,780	(217,780)

Balance, December 31, 2005	$1,296,485	1,135,829	160,656

The unamortized costs at December 31, 2005 relate exclusively to internal use software and costs associated with the web site development and related enhancements.

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

Note 4: Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
Computer and office equipment	$486,303	418,791
Computer software	108,599	74,471
Leasehold improvements	13,956	13,956

	608,858	507,218
Accumulated depreciation	(346,335)	(235,614)

	$262,523	271,604

Note 5: Income Taxes

Income tax expense consists of the following:

	2005	2004
Current:
Federal	$317,000	3,000
State	66,000	23,000

	383,000	26,000

Deferred:
Federal	(21,000)	267,900
State	(11,800)	33,500

	(32,800)	301,400

Total income tax expense	$350,200	327,400

In 2004, the Company utilized the remaining net operating loss carryforwards of $323,951. The current tax expense for 2004 was partially offset by this benefit.

The following is a reconciliation of the income tax expense to the amount computed at the statutory rate of 34%:

	2005	2004
Income tax expense at statutory rate	$323,176	270,886
State income taxes	25,259	56,514
Other	1,765	—

Income tax expense	$350,200	327,400

Deferred taxes consisted of the following at December 31:

	2005	2004
Deferred tax assets:
Accounts payable and accrued expenses	$62,088	55,369
Allowance for uncollectible accounts	6,240	6,200
Deferred revenue	29,708	57,115
State income taxes	24,227	—
Net unrealized gains on short-term investments	3,800	—

Total deferred tax assets	126,063	118,684

Deferred tax liabilities:
Capitalized software costs, net of accumulated amortization	61,049	119,524
Accounts receivable	143,318	122,357
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	74,951	59,961
Prepaid expenses	8,745	7,842

Total deferred tax liabilities	288,063	309,684

Net deferred tax asset (liability)	$(162,000)	(191,000)

Note 6: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2005 and 2004 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2005
Basic earnings per share:
Net income available to common shareholders	$600,318	6,325,218	$0.09

Diluted earnings per share:
Effect of potentially dilutive securities:
Outstanding warrants	—	15,633	—

Net income available to shareholders with assumed exercise of warrants	$600,318	6,340,851	$0.09

Year ended December 31, 2004
Basic earnings per share:
Net income available to common shareholders	$469,323	6,244,917	0.08

Diluted earnings per share:
Effect of potentially dilutive securities:
Outstanding warrants	—	338,491	(0.01)
Convertible subordinated notes	200	3,877	—

Net income available to shareholders with assumed exercise of warrants and conversion of convertible subordinated notes	$469,523	6,587,285	$0.07

Warrants for 50,000 shares at $1.205 per share were exercised in February 2005 and warrants for 25,000 shares at $1.25 per share were exercised in September 2005, resulting in proceeds of $91,500.

On August 9, 2005 the Company’s Board of Directors amended the warrant certificates issued to the former holders of convertible subordinated notes giving the former note holders the option of exercising their warrant certificates via the cashless exercise option. In the third quarter of 2005, 850,000 of those warrants were exercised via a cashless exercise option, with no cash proceeds to the Company, resulting in the issuance of 83,797 shares.

At December 31, 2005 the Company has 95,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 75,000 shares at $1.205 per share which expire on December 6, 2006, and 20,000 shares at $1.48 per share which expire on June 25, 2006.

Note 7: Line of Credit

The Company has a bank line of credit to borrow up to $400,000 at the bank’s prime commercial interest rate. The line of credit is automatically renewable at the bank’s option. Any borrowings under this line of credit are collateralized by substantially all the Company’s assets and are payable upon demand. The Company has no borrowings under this agreement at December 31, 2005 or 2004, respectively.

Note 8: Borrowings

In 2004 the Company paid in full certain notes payable totaling $94,965, including an 8% per year unsecured demand note payable to the Company’s CEO for $40,000. Related interest expense on the notes was $2,209 in 2004, including $620 related to the note payable to the Company’s CEO.

Note 9: Profit Sharing Plan

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. Company contributions are discretionary. The Company made no contributions to the plan in 2005 or 2004.

Note 10: Financial Instruments and Concentration of Credit Risks

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

The carrying amounts and estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 approximates fair value.

Note 11: Operating Leases

The Company is obligated under leases for office space and equipment that expire at various dates through August 2010. The office space leases contain renewal options at rates that cannot increase by more than 5% per year. Lease payments include substantially all maintenance and repairs, real estate taxes and utilities. Lease expense was $106,577 in 2005 and $141,790 in 2004.

Minimum annual lease payments under these non-cancellable operating lease agreements for the next five years are as follows:

2006	$110,797
2007	105,574
2008	80,579
2009	5,592
2010	3,728

Total	$306,270

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Attached as exhibits to the Form 10-KSB are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

The CEO and the CFO have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-KSB. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-KSB for the year ended December 31, 2005.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 but not reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2004, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	41	President/CEO/Chairman of the Board of Directors
James E. Lesch	60	Chief Financial Officer/Director

Jason K. Wadzinski founded Edict Systems in 1990 and has held the positions of Chairman, CEO and President since its inception. Since the merger of Edict and Advant-e Corporation, Mr. Wadzinski has served as Chairman, CEO and President of Advant-e and is currently CEO of Edict Systems. He has over 20 years of experience in Information Technology. He currently leads the Company’s strategic initiatives and product offerings. Since founding the Company, he has led the Company from offering an EDI translation software product to the successful launch of its Internet-based offerings in 1999. Prior to founding the Company, he was an EDI professional with a manufacturer of recreational products sold through the retail industry. Mr. Wadzinski is an Air Force Veteran.

James E. Lesch was named Chief Financial Officer and was appointed to the Company’s Board of Directors on April 25, 2005. During the prior 5-year period he served as Director of Accounting for Advant-e’s operating subsidiary, Edict Systems, Inc., and since September 30, 2002 he served as Director of Accounting for Advant-e Corporation. Mr. Lesch joined the Company in 1997 with over 25 years of business experience in accounting and finance, having been employed as a Controller for a publicly owned real estate, construction and development company, as a Certified Public Accountant with Deloitte & Touche, and as a financial and accounting manager with other public and privately owned companies. He taught accounting at Ohio State University and earned an MBA degree from Ohio State University and a BS degree from Bowling Green State University.

No family relationship exists among directors and executive officers. No legal proceedings occurred during the last five years that are material to an evaluation of the ability or integrity of any director or executive officer.

The Company in 2004 adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and such code of ethics is available on the company’s website at www.advant-e.com. We will provide any person, without charge, a copy of the code of ethics upon receipt of a written request addressed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd. Dayton, OH 45440.

Item 10. Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Total Compensation
Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2005	$175,385	10,000	185,385
James E. Lesch Chief Financial Officer/Member of the Board of Directors	2005	90,934	7,500	98,434

Jason K. Wadzinski and James E. Lesch are the executive officers of the Company. No payments classified as long-term compensation, other annual compensation, or all other compensation were made. The Company has no long-term incentive plans.

Fees to Directors are paid at the discretion of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 30, 2005, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)	The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	57.1

(ii)	The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	57.1

(iii)	The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (2 persons)	3,658,508	0	57.1

(iv)	The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	57.1

Total shares outstanding at March 30, 2006	6,403,714

Item 12. Certain Relationships and Related Transactions.

No transaction, proposed transaction or series of transactions occurred in the last two years and through the date of this filing directly or indirectly, between the Company and any director or executive officer or any member of their immediate families that exceeded $60,000 during the last two years.

Item 13. Exhibits.

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed*

3(ii)	By-laws	Previously filed**

4	Instruments defining the rights of security holders including indentures	Previously filed*****

10	Lease, dated as of July 30, 2002, between Fritz J. Russ and Dolores H. Russ and Edict Systems, Inc.	Previously filed***

14	Code of ethics	Previously filed******

21	Subsidiaries of the registrant	Previously filed****

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

*	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
**	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
***	Filed with Form 10-QSB for the quarter ended March 30, 2003 filed as of May 14, 2003
****	Filed with Form 10-SB filed as of July 11, 2000
*****	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000 and with Form 10-QSB for the quarter ended September 30, 2001 filed as of November 14, 2001
******	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2005	2004
Audit Fees—for the audit of the small business issuer’s annual financial statements and review of financial statements included in the small business issuer’s form 10-QSB and review of SB-2 Registration Statement	$46,102	$43,958
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	9,468	3,789
Tax Fees—preparation of federal and state income and personal property tax returns and tax advice for utilizing the net operating loss carryforward	5,220	4,584

Total	$60,790	$52,331

Substantially all professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s President and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2006	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 30, 2006	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors