Form 10QSB
period 2006-03-31
ADVANT E CORP
filed 2006-05-15
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 15, 2006 the issuer had 6,403,714 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$1,262,169	1,039,488
Cost of revenue	407,868	389,044

Gross margin	854,301	650,444
Marketing, general and administrative expenses	595,855	475,335

Operating income	258,446	175,109
Other income, net	16,975	—

Income before taxes	275,421	175,109
Income tax expense	107,715	70,000

Net income	$167,706	105,109

Basic earnings per share	$0.03	0.02

Diluted earnings per share	$0.03	0.02

Weighted average shares outstanding	6,403,174	6,268,250

Weighted average shares outstanding, assuming dilution	6,426,009	6,268,250

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
Assets

Current Assets:
Cash and cash equivalents	$1,672,125	1,763,435
Short-term investments	243,928	225,902
Accounts receivable, net	400,356	351,482
Prepaid expenses and deposit	21,840	25,128

Total current assets	2,338,249	2,365,947

Software development costs, net	190,368	160,656

Property and equipment, net	245,000	262,523

Total assets	$2,773,617	2,789,126

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$64,532	44,838
Accrued salaries and other expenses	132,306	115,510
Income taxes payable	77,644	375,652
Deferred income taxes	44,883	26,000
Deferred revenue	103,599	76,173

Total current liabilities	422,964	638,173
Deferred income taxes	158,621	136,000

Total liabilities	581,585	774,173

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,403,714 outstanding	6,403	6,403
Paid-in capital	1,551,606	1,551,606
Accumulated other comprehensive income	14,988	5,615
Retained earnings	619,035	451,329

Total shareholders’ equity	2,192,032	2,014,953

Total liabilities and shareholders’ equity	$2,773,617	2,789,126

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$167,706	105,109
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	29,553	23,383
Amortization of software development costs	32,383	66,397
Loss on disposal of assets	24,221	—
Net realized gains on available-for-sale investments	(4,241)	—
Deferred income taxes	35,723	(28,000)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(48,874)	(4,692)
Prepaid expenses	3,288	(4,613)
Accounts payable	19,694	18,327
Accrued salaries and other expenses	16,796	50,453
Income taxes payable	(298,008)	72,000
Deferred revenue	27,426	(39,537)

Net cash flows from operating activities	5,667	258,827

Cash flows from investing activities:
Purchases of available-for-sale investments	(35,545)	—
Proceeds from sale of available-for-sale investments	36,914	—
Purchases of equipment	(28,697)	(17,227)
Software development costs	(69,649)	(16,313)

Net cash flows from investing activities	(96,977)	(33,540)

Cash flows from financing activities:
Issuance of common stock	—	60,250

Net cash flows from financing activities	—	60,250

Net increase (decrease) in cash and cash equivalents	(91,310)	285,537

Cash and cash equivalents, beginning of period	1,763,435	944,892

Cash and cash equivalents, end of period	$1,672,125	1,230,429

Supplemental disclosures of cash flow items:
Income taxes paid	$370,000	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

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

Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2005 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at March 31, 2006 and the changes during the three months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2006	$1,296,485	1,135,829	160,656
Additions	69,649	—	69,649
Disposals	(18,130)	(10,576)	(7,554)
Amortization	—	32,383	(32,383)

Balance, March 31, 2006	$1,348,004	1,157,636	190,368

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

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2006	2005
Current expense	$71,992	98,000
Deferred expense (benefit)	35,723	(28,000)

Total income tax expense	$107,715	70,000

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended March 31,
	2006	2005
Income taxes at federal statutory rate	$93,643	60,000
State income taxes	14,072	10,000

Income tax expense	$107,715	70,000

Note 4: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2006 and 2005, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended March 31, 2006
Basic earnings per share:
Net income available to shareholders	$167,706	6,403,174	$0.03
Effect of potentially dilutive securities:
Outstanding warrants	—	22,835	—

Diluted earnings per share:
Net income available to shareholders plus assumed exercise of warrants	$167,706	6,426,009	$0.03

Three months ended March 31, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$105,109	6,268,250	$0.02
Effect of potentially dilutive securities:
Outstanding warrants	—	—	—

Net income available to shareholders plus assumed exercise of warrants	$105,109	6,268,250	$0.02

Warrants for 50,000 shares at $1.205 per share were exercised in February 2005 resulting in proceeds of $60,250.

At March 31, 2006 the Company has 95,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 75,000 shares at $1.205 per share which expire on December 6, 2006, and 20,000 shares at $1.48 per share which expire on June 25, 2006.

Note 5: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$167,706	105,109
Other comprehensive income:
Net unrealized gain on available-for-sale securities (net of taxes of $7,399)	11,996	—
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $1,618)	(2,623)	—

Total comprehensive income	$177,079	105,109

The sole component of accumulated other comprehensive income, net of tax, of $14,988 at March 31, 2006 is accumulated net unrealized holding gain on available-for-sale investments.

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

The following comprise the Company’s three principal business products/services:

•	Web EDI—Internet-based supply chain solution for the grocery and other industries

•	EnterpriseEC®`®—Internet-based Electronic Business Transaction Network Services

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

Critical Accounting Policies and Estimates

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

Revenue from usage-based transaction fees is recognized in the period in which the transactions are processed.

Revenue from customer payments for the Company’s development of applications designed to meet specific customer specifications is recognized over the twelve-month to twenty-four-month contract period.

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

Results of Operations

The Company’s revenue grew by $222,681, or 21%, in the first quarter of 2006 compared to the first quarter of 2005. On a quarter-to-quarter basis, revenue in the first quarter of 2006 increased by 5% over revenue in the fourth quarter of 2005. The increase reflects continued market acceptance of the Company’s core Web EDI and EnterpriseEC® services to small and medium size suppliers of large grocery and other retailers, automotive manufacturers and other large buying organizations.

Revenue from GroceryEC, which comprised 70% of the first quarter 2006 revenue, increased by 11% compared to the first quarter of 2005. Revenue from industries other than grocery grew by $74,808, or 119%, primarily on the strength of accelerated growth of automotive Web EDI, which comprised 7% of the first quarter 2006 revenue, and grew by $59,771, or 244%, compared to the first quarter of 2005.

Revenue from EnterpriseEC, the Company’s Electronic Trading Network service, comprised 14% of the first quarter 2006 revenue, and grew by 71% compared to the first quarter of 2005.

The Company’s gross margin, as a percent of revenue, was 68% in the first quarter of 2006 compared to 63% in the first quarter of 2005. The gross margin in the first quarter of 2006 benefited from reduced amortization expense and increased revenue.

Marketing, general and administrative expenses increased by $120,520, or 25%, in the first quarter of 2006 compared to the first quarter of 2005, while remaining relatively constant as a percent of revenue. This increase occurred as a result of the Company’s spending on its sales and marketing personnel and programs to support revenue growth in the grocery, automotive and other industries; for additional personnel; for salary increases for key personnel; and for implementation of a quarterly incentive bonus plan for non-senior management personnel.

The Company’s ratio of income before taxes to revenue (pre-tax profit) was 22% in the first quarter of 2006 compared to 17% in the first quarter of 2005. This improvement resulted primarily from increased revenue, reduced amortization expense, and investment-related income.

Net income in the first quarter of 2006 of $167,706 increased by $62,597, or 60%, over net income reported in the first quarter of 2005 of $105,109.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at March 31, 2006:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$877,343	686,975	190,368
EnterpriseEC	470,661	470,661	—

Total	$1,348,004	1,157,636	190,368

Web EDI, including GroceryEC, is the Company’s largest and primary source of revenue and has continued to grow. Sales of EnterpriseEC continued to grow substantially in the three months ended March 31, 2006.

Liquidity and Capital Resources

In the first three months of 2006, net cash flows from operating activities was $5,667 compared to $258,827 in the first three months of 2005. This decline was caused primarily by the payment of Federal income taxes applicable to 2005 of $320,000 and the payment of State income taxes applicable to 2006 of $50,000 in the first quarter of 2006, whereas no such payments were required in the first quarter of 2005.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended March 31, 2006.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

4.1	Amendment to warrant certificated dated August 9, 2005	Previously Filed(D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.
(D)	Filed with Form 10-QSB for the quarterly period ended September 30, 2005 as of November 14, 2005.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 15, 2006	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 15, 2006	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors