Form 10QSB
period 2006-06-30
ADVANT E CORP
filed 2006-08-07
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006 the issuer had 6,403,714 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$1,333,758	1,076,385	2,595,927	2,115,873
Cost of revenue	369,661	374,335	777,529	763,379

Gross margin	964,097	702,050	1,818,398	1,352,494
Marketing, general and administrative expenses	614,066	501,680	1,209,921	977,015

Operating income	350,031	200,370	608,477	375,479
Other income, net	15,414	—	32,389	—

Income before taxes	365,445	200,370	640,866	375,479
Income tax expense	134,590	80,100	242,305	150,100

Net income	$230,855	120,270	398,561	225,379

Basic earnings per share	$0.03	0.02	0.06	0.04

Diluted earnings per share	$0.03	0.02	0.06	0.04

Weighted average shares outstanding	6,403,174	6,294,917	6,403,174	6,281,657

Weighted average shares outstanding, assuming dilution	6,434,196	6,294,917	6,428,439	6,281,657

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,707,047	1,763,435
Short-term investments	244,303	225,902
Accounts receivable, net	432,485	351,482
Prepaid expenses and deposit	40,345	25,128

Total current assets	2,424,180	2,365,947

Software development costs, net	227,063	160,656

Property and equipment, net	338,578	262,523

Total assets	$2,989,821	2,789,126

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$61,009	44,838
Accrued salaries and other expenses	167,971	115,510
Income taxes payable	15,819	375,652
Deferred income taxes	49,266	26,000
Deferred revenue	94,135	76,173

Total current liabilities	388,200	638,173
Deferred income taxes	180,845	136,000

Total liabilities	569,045	774,173

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,403,714 outstanding	6,403	6,403
Paid-in capital	1,551,606	1,551,606
Accumulated other comprehensive income	12,877	5,615
Retained earnings	849,890	451,329

Total shareholders’ equity	2,420,776	2,014,953

Total liabilities and shareholders’ equity	$2,989,821	2,789,126

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$398,561	225,379
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	61,746	51,389
Amortization of software development costs	63,088	134,639
Loss on disposal of assets	24,221	—
Net realized gains on sales of available-for-sale investments	(9,005)	—
Deferred income taxes	63,678	(32,000)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(81,003)	(12,722)
Prepaid expenses	(15,217)	(6,290)
Accounts payable	16,171	69,529
Accrued salaries and other expenses	52,461	6,735
Income taxes payable	(359,833)	148,100
Deferred revenue	17,962	(58,628)

Net cash flows from operating activities	232,830	526,131

Cash flows from investing activities:
Purchases of available-for-sale investments	(56,943)	—
Proceeds from sales of available-for-sale investments	59,242	—
Purchases of equipment	(154,468)	(74,719)
Software development costs	(137,049)	(44,309)

Net cash flows from investing activities	(289,218)	(119,028)

Cash flows from financing activities:
Issuance of common stock	—	60,250

Net cash flows from financing activities	—	60,250

Net increase (decrease) in cash and cash equivalents	(56,388)	467,353

Cash and cash equivalents, beginning of period	1,763,435	944,892

Cash and cash equivalents, end of period	$1,707,047	1,412,245

Supplemental disclosures of cash flow items:
Income taxes paid	$559,000	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

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

Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2005 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at June 30, 2006 and the changes during the six months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2006	$1,296,485	1,135,829	160,656
Additions	137,049	—	137,049
Disposals	(18,130)	(10,576)	(7,554)
Amortization	—	63,088	(63,088)

Balance, June 30, 2006	$1,415,404	1,188,341	227,063

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

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current expense	$106,635	84,100	178,627	128,000
Deferred expense (benefit)	27,955	(4,000)	63,678	22,100

Total income tax expense	$134,590	80,100	242,305	150,100

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income taxes at federal statutory rate	$124,251	68,000	217,894	128,000
State income taxes	10,339	12,100	24,411	22,100

Income tax expense	$134,590	80,100	242,305	150,100

Note 4: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the six months ended June 30, 2006 and 2005, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended June 30, 2006
Basic earnings per share:
Net income available to shareholders	$230,855	6,403,174	$0.03
Effect of potentially dilutive securities:
Outstanding warrants	—	31,022	—

Diluted earnings per share:
Net income available to shareholders plus assumed exercise of warrants	$230,855	6,434,196	$0.03

Three months ended June 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$120,270	6,294,917	$0.02
Effect of potentially dilutive securities:
Outstanding warrants	—	—	—

Net income available to shareholders plus assumed exercise of warrants	$120,270	6,294,917	$0.02

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Six months ended June 30, 2006
Basic earnings per share:
Net income available to shareholders	$398,561	6,403,174	$0.06
Effect of potentially dilutive securities:
Outstanding warrants	—	25,265	—

Diluted earnings per share:
Net income available to shareholders plus assumed exercise of warrants	$398,561	6,428,439	$0.06

Six months ended June 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$225,379	6,281,657	$0.04
Effect of potentially dilutive securities:
Outstanding warrants	—	—	—

Net income available to shareholders plus assumed exercise of warrants	$225,379	6,281,657	$0.04

Warrants for 50,000 shares at $1.205 per share were exercised in February 2005 resulting in proceeds of $60,250.

At June 30, 2006 the Company has outstanding 75,000 warrants for the purchase of 75,000 shares of the Company’s common stock at $1.205 per share, expiring on December 6, 2006.

Note 5: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$230,855	120,270	398,561	225,379

Other comprehensive income:
Net unrealized gain on available-for-sale securities	1,304	—	20,700	—
Income tax expense	462	—	7,861	—

	842	—	12,839	—

Reclassification adjustment for net realized gains on sales of available- for-sale securities included in net income	(4,764)	—	(9,005)	—
Income tax benefit	1,810	—	3,428	—

	(2,954)	—	(5,577)	—

Total comprehensive income	$228,743	120,270	405,823	225,379

The sole component of accumulated other comprehensive income, net of tax, of $12,877 at June 30, 2006 is accumulated net unrealized holding gain on available-for-sale investments.

Note 6: Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Interpretation is effective in the first quarter of 2007 and the Company plans to adopt the Interpretation when required. The Company does not believe the adoption of this Interpretation will have a material impact on the financial statements.

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

Revenues from Internet-based products and services (Web EDI and EnterpriseEC, etc.) are comprised of four components—account activation and trading partner set-up fees, monthly subscription fees, usage based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

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

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”. Such capitalized costs represent the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. Under SOP 98-1 and EITF No. 00-2, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

Results of Operations

Revenue

•	Revenue for the second quarter of 2006 exceeded revenue for the second quarter of 2005 by $257,373, or 24%.

•	Revenue for the first six months of 2006 exceeded revenue for the first six months of 2005 by $480,054, or 23%.

The increases reflect continued market acceptance of the Company’s core Web EDI and EnterpriseEC® services to small and medium size suppliers of large grocery and other retailers, automotive manufacturers and other large buying organizations.

•	GroceryEC Web EDI revenue of $928,111 in the second quarter of 2006 and $1,805,545 in the first six months of 2006 comprised 70% of revenue in both periods, and increased by 13% in the second quarter of 2006 and by 12% in the first six months of 2006 compared to the same periods in 2005.

•

Non-grocery Web EDI revenue of $153,405 in the second quarter of 2006 and $291,105 in the first six months of 2006 comprised 12% of revenue in the second quarter of 2006 and 11% of revenue in the first six months of 2006.

Non-grocery Web EDI revenue increased by 84% in the second quarter of 2006 and by 99% in the first six months of 2006 compared to the same periods in 2005. Non-grocery Web EDI revenue was particularly strong in the automotive sector, amounting to $97,882 in the second quarter of 2006 and $182,152 in the first six months of 2006, and comprised 7% of revenue in both the second quarter of 2006 and the first six months of 2006. Revenue from the automotive sector more than doubled in both the second quarter of 2006 and the first six months of 2006 compared to the same periods in 2005.

•	Revenue from EnterpriseEC, the Company’s Electronic Transaction Network service, was $182,029 in the second quarter of 2006 and $361,442 in the first six months of 2006; comprised 14% of revenue in both the second quarter of 2006 and the first six months of 2006; and increased by approximately 73% in both the second quarter of 2006 and the first six months of 2006 compared to the same periods in 2005.

Gross margin

The Company’s gross margin, as a percent of revenue, was 72% in the second quarter of 2006 and 70% in the first six months of 2006 compared to 65% in the second quarter of 2005 and 64% in the first six months of 2005. The improvement in the gross margin resulted in part from:

•	Reduced software development cost amortization expense in 2006 compared to 2005; amortization expense was $30,705 in the second quarter of 2006 compared to $68,242 in the second quarter of 2005, and $63,088 in the first six months of 2006 compared to $134,639 in the first six months of 2005. This decrease occurred because the capitalized development costs related to EnterpriseEC were fully amortized at June 30, 2005.

•	Increased capitalized software development costs in 2006 compared to 2005; capitalized software development costs totaled $67,400 in the second quarter of 2006 compared to $27,996 in the second quarter of 2005, and $137,049 in the first six months of 2006 compared to $44,309 in the first six months of 2005. This increase occurred because the Company is expanding its efforts to develop new products and to improve features and functionality of existing products.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $112,386, or 22%, in the second quarter of 2006 compared to the second quarter of 2005, and by $232,906, or 24%, in the first six months of 2006 compared to the first six months of 2005. These increases resulted from additional spending on sales and marketing personnel and programs to support revenue growth in the grocery, automotive and other industries; for salary increases for key personnel; and for a quarterly incentive bonus plan for non-senior management personnel implemented in the first quarter of 2006. As a percent of revenue, marketing, general and administrative expenses remained relatively constant, ranging from 46% to 47% in the second quarter and in the first six months in both 2006 and 2005.

Pre-tax profit

The Company’s ratio of income before taxes to revenue (pre-tax profit) was 27% in the second quarter of 2006 compared to 19% in the second quarter of 2005; the ratio was 25% in the first six months of 2006 compared to 18% in the first six months of 2005. This improvement resulted primarily from increased revenue, reduced amortization expense, increased sales and marketing expenses and personnel costs that did not increase as fast as revenue increased, and investment-related income.

Net income

Net income in the second quarter of 2006 of $230,855 increased by $110,585, or 92%, over net income for the second quarter of 2005. Net income in the first six months of 2006 of $398,561 increased by $173,182, or 77%, over net income for the first six months of 2005. Revenue in both reporting periods in 2006 increased proportionally faster than increased expenditures for sales and marketing efforts and personnel costs.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising software development costs at June 30, 2006:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$944,743	717,680	227,063
EnterpriseEC	470,661	470,661	—

Total	$1,415,404	1,188,341	227,063

Web EDI, including GroceryEC, is the Company’s largest and primary source of revenue and has continued to grow. Sales of EnterpriseEC continued to grow substantially in both the three month and six month periods ended June 30, 2006.

Liquidity and Capital Resources

In the first six months of 2006, the Company’s balance of cash and cash equivalents decreased by $56,388 despite net income of $398,561. This resulted primarily from the following: payment of Federal income taxes of $320,000 applicable to 2005 taxable income; purchases of property and equipment totaling $154,468 primarily to strengthen the Company’s operating environment and infrastructure; and expenditures for software development costs totaling $137,049 for new and improved products.

ITEM 3. Controls and Procedures

Attached as exhibits to the Form 10-QSB are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). The “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended June 30, 2006.

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

Advant-e Corporation
(Registrant)

August 7, 2006	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 7, 2006	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors