Form 10QSB
period 2006-09-30
ADVANT E CORP
filed 2006-11-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM -10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006 the issuer had 6,403,714 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$1,368,582	1,143,058	3,964,509	3,258,931
Cost of revenue	422,394	379,142	1,199,923	1,142,521

Gross margin	946,188	763,916	2,764,586	2,116,410
Marketing, general and administrative expenses	589,891	494,103	1,799,812	1,471,118

Operating income	356,297	269,813	964,774	645,292
Other income, net	14,142	5,132	46,531	5,132

Income before taxes	370,439	274,945	1,011,305	650,424
Income tax expense	138,064	110,000	380,369	260,100

Net income	$232,375	164,945	630,936	390,324

Basic earnings per share	$0.04	0.02	0.10	0.06

Diluted earnings per share	$0.04	0.02	0.10	0.06

Weighted average shares outstanding	6,403,174	6,332,423	6,403,174	6,298,765

Weighted average shares outstanding, assuming dilution	6,432,246	6,364,810	6,429,770	6,308,378

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,850,956	1,763,435
Short-term investments	264,503	225,902
Accounts receivable, net	446,581	351,482
Prepaid expenses and deposit	46,143	25,128

Total current assets	2,608,183	2,365,947
Software development costs, net	258,365	160,656
Property and equipment, net	361,012	262,523

Total assets	$3,227,560	2,789,126

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$56,376	44,838
Accrued salaries and other expenses	126,825	115,510
Income taxes payable	26,305	375,652
Deferred income taxes	70,966	26,000
Deferred revenue	81,250	76,173

Total current liabilities	361,722	638,173
Deferred income taxes	212,530	136,000

Total liabilities	574,252	774,173

Shareholders’ Equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,403,714 outstanding	6,403	6,403
Paid-in capital	1,551,606	1,551,606
Accumulated other comprehensive income	13,034	5,615
Retained earnings	1,082,265	451,329

Total shareholders’ equity	2,653,308	2,014,953

Total liabilities and shareholders’ equity	$3,227,560	2,789,126

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$630,936	390,324
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	105,624	80,115
Amortization of software development costs	93,793	185,280
Loss on disposal of assets	41,921	—
Net realized gains on sales of available-for-sale investments	(8,768)	—
Deferred income taxes	116,963	(16,000)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(95,099)	(7,529)
Prepaid expenses	(21,015)	(16,635)
Accounts payable	11,538	691
Accrued salaries and other expenses	11,315	7,515
Income taxes payable	(349,347)	242,100
Deferred revenue	5,077	(55,594)

Net cash flows from operating activities	542,938	810,267

Cash flows from investing activities:
Purchases of available-for-sale investments	(107,966)	(235,175)
Proceeds from sales of available-for-sale investments	90,085	16,006
Purchases of equipment	(238,480)	(83,485)
Software development costs	(199,056)	(64,519)

Net cash flows from investing activities	(455,417)	(367,173)

Cash flows from financing activities:
Issuance of common stock	—	91,500
Payments of direct costs of securities registration	—	(6,741)

Net cash flows from financing activities	—	84,759

Net increase in cash and cash equivalents	87,521	527,853
Cash and cash equivalents, beginning of period	1,763,435	944,892

Cash and cash equivalents, end of period	$1,850,956	1,472,745

Supplemental disclosures of cash flow items:
Income taxes paid	$641,000	34,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary Edict Systems, Inc. (the “Company”). Inter-company accounts and transactions are eliminated in consolidation.

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

Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2005 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at September 30, 2006 and the changes during the nine months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2006	$1,296,485	1,135,829	160,656
Additions	199,056	—	199,056
Disposals	(18,130)	(10,576)	(7,554)
Amortization	—	93,793	(93,793)

Balance, September 30, 2006	$1,477,411	1,219,046	258,365

The unamortized costs relate exclusively to internal use software and costs associated with web site development and related enhancements. The additions in the first nine months of 2006 relate primarily to costs capitalized in connection with a general upgrade of the existing web EDI product to a new version.

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

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current expense	$84,779	94,000	263,406	276,100
Deferred expense (benefit)	53,285	16,000	116,963	(16,000)

Total income tax expense	$138,064	110,000	380,369	260,100

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income taxes at federal statutory rate	$125,949	93,000	345,844	221,000
State income taxes	12,115	17,000	34,525	39,100

Income tax expense	$138,064	110,000	380,369	260,100

Note 4: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the nine months ended September 30, 2006 and 2005, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended September 30, 2006
Basic earnings per share:
Net income available to shareholders	$232,375	6,403,174	$0.04
Effect of potentially dilutive securities:
Outstanding warrants	—	29,072	—

Diluted earnings per share:
Net income available to shareholders plus assumed exercise of warrants	$232,375	6,432,246	$0.04

Three months ended September 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$164,945	6,332,423	$0.02
Effect of potentially dilutive securities:
Outstanding warrants	—	32,387	—

Net income available to shareholders plus assumed exercise of warrants	$164,945	6,364,810	$0.02

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2006
Basic earnings per share:
Net income available to shareholders	$630,936	6,403,174	$0.10
Effect of potentially dilutive securities:
Outstanding warrants	—	26,596	—

Diluted earnings per share:
Net income available to shareholders plus assumed exercise of warrants	$630,936	6,429,770	$0.10

Nine months ended September 30, 2005
Basic and diluted earnings per share:
Net income available to shareholders	$390,324	6,298,765	$0.06
Effect of potentially dilutive securities:
Outstanding warrants	—	9,613	—

Net income available to shareholders plus assumed exercise of warrants	$390,324	6,308,378	$0.06

Warrants for 50,000 shares at $1.205 per share were exercised in February 2005 resulting in proceeds of $60,250.

At September 30, 2006 the Company has outstanding 75,000 warrants for the purchase of 75,000 shares of the Company’s common stock at $1.205 per share, expiring on December 6, 2006.

Note 5: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$232,375	164,945	630,936	390,324

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	(842)	1,996	20,720	1,996
Income tax expense (benefit)	(307)	1,015	7,777	1,015

	(535)	981	12,943	981

Reclassification adjustment for net realized (gain) loss on sales of available-for-sale securities included in net income	1,099	—	(8,768)	—
Income tax benefit (expense)	(407)	—	3,244	—

	692	—	(5,524)	—

Total comprehensive income	$232,532	165,926	638,355	391,305

The sole component of accumulated other comprehensive income, net of tax, of $13,034 at September 30, 2006 is accumulated net unrealized holding gain on available-for-sale investments.

Note 6: Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact that SFAS No. 157 may have on the Company’s financial statements.

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

Revenues from software product sales are recognized when the product is shipped. Ongoing software license fees are recognized ratably over the license period of generally twelve months.

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

Results of Operations

Revenue in the third quarter of 2006 of $1,368,582 exceeded revenue in the third quarter of 2005 of $1,143,058 by $225,424, or 20%. Revenue for the nine months ended September 30, 2006 of $3,964,509 exceeded revenue in the nine months ended September 30, 2005 of $3,258,931 by $705,578, or 22%. The increases reflect continued market acceptance of the Company’s core Web EDI and EnterpriseEC® services to small and medium size suppliers of large grocery and other retailers, automotive manufacturers and other large buying organizations. Revenue growth was particularly strong in the automotive sector for Web EDI and EnterpriseEC. Revenue in the grocery sector for Web EDI grew, but at a slower rate than automotive.

The Company’s gross margin, as a percent of revenue, was 69% in the third quarter of 2006 and 70% in the first nine months of 2006 compared to 67% in the third quarter of 2005 and 65% in the first nine months of 2005. The improvement in the gross margin resulted in part from:

•	Reduced software development cost amortization expense in 2006 compared to 2005: amortization expense was $30,705 in the third quarter of 2006 compared to $50,641 in the third quarter of 2005, and $93,793 in the first nine months of 2006 compared to $185,280 in the first nine months of 2006. This decrease occurred because the capitalized development costs related to EnterpriseEC were fully amortized during the second quarter of 2005.

•	Increased capitalized software development costs in 2006 compared to 2005: capitalized software development costs totaled $62,007 in the third quarter of 2006 compared to $20,210 in the third quarter of 2005, and $199,056 in the first nine months of 2006 compared to $64,519 in the first nine months of 2005. In 2006 the Company capitalized software development costs in connection with a general upgrade of the existing web EDI product to a new version, whereas in 2005 the software development costs capitalized were for new features and enhanced functionality of the existing version.

Marketing, general and administrative expenses increased in both the three months and nine months ended September 30, 2006 compared to the same periods last year primarily due to increased spending on sales and marketing personnel and programs intended to accelerate revenue growth; salary increases for key personnel; and a quarterly incentive bonus plan for non-senior management personnel implemented in 2006. As a percent of revenue, marketing, general and administrative expenses remained constant, at 43% in the third quarter and 45% in the first nine months in both 2006 and 2005.

Net income in the third quarter of 2006 of $232,375 increased by $67,430, or 41%, over net income for the third quarter of 2005. Net income in the first nine months of 2006 of $630,936 increased by $240,612, or 62%, over net income for the first nine months of 2005.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising software development costs at September 30, 2006:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$1,006,750	748,385	258,365
EnterpriseEC	470,661	470,661	—

Total	$1,477,411	1,219,046	258,365

Web EDI, including GroceryEC, is the Company’s largest and primary source of revenue and has continued to grow. Sales of EnterpriseEC continued to grow substantially in both the three month and nine month periods ended September 30, 2006.

Liquidity and Capital Resources

In the first nine months of 2006, the Company’s balance of cash and cash equivalents increased by $87,521 and net cash flows from operating activities was $542,938. Significant cash payments in the first nine months of 2006 included $238,480 for equipment related to infrastructure improvements and $199,056 for software development costs for new and improved products.

ITEM 3. Controls and Procedures

Attached as exhibits to the Form 10-QSB are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). The “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

In September 2006 the CEO and CFO became aware that the Company’s system of backing up its computerized accounting records was inadequate. This control weakness resulted in the loss of computerized accounting records for 2006, and required re-entry of transactions into the accounting system from original source documents and other computerized and paper records. The CEO and the CFO determined that the process of re-entering the transactions for 2006 resulted in the successful restoration of the historical accounting data. To correct the deficient system of backing up its computerized accounting records, the Company replaced certain hardware and initiated new procedures to insure that the Company’s accounting records and other operating files are backed-up sufficiently.

Based upon the controls evaluation, including the improvements made to the accounting system backup equipment and procedures as described above, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were, except as described above, effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended September 30, 2006.

The CEO and CFO evaluated the changes to the backup system described above and concluded the changes were sufficient to assure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this report, there were no changes, except as noted above regarding the accounting system backup equipment and procedures, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Advant-e Corporation
(Registrant)

November 14, 2006	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 14, 2006	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors