Form 10KSB
period 2006-12-31
ADVANT E CORP
filed 2007-03-30
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

The issuer’s revenues for its most recent fiscal year were $5,403,632.

The aggregate market value of the common stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 28, 2007, was $6,768,494.

The number of shares of outstanding common stock of the issuer as of March 30, 2007 was 6,478,714.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

PART I

Item 1.	Description of Business.

Advant-e Corporation was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Advant-e acquired all of the issued and outstanding shares of its wholly-owned and sole operating subsidiary, Edict Systems, Inc., which was incorporated in the State of Ohio in September 1994. Advant-e Corporation and Edict Systems, Inc. are collectively referred to herein as the “Company”.

The Company, via its wholly-owned subsidiary Edict Systems, Inc. is a provider of business-to-business (“B2B”) electronic commerce (“e-commerce”) services, offering comprehensive, standards-based and proprietary solutions for businesses of all sizes. The Company develops, markets, and supports B2B e-commerce services which provide Internet-based communication and e-commerce data processing services that help businesses process reoccurring transactions required in the electronic procurement of goods and services and other B2B relationships.

The Company also provides consultative services for its customers, generally small and medium sized suppliers to large buying organizations wherein it acts as a liaison between the buyers and their suppliers to interface with the buyer on behalf of the Company’s customers. Customers consist of businesses across a number of industries throughout the United States and Canada.

Advant-e specializes in B2B e-commerce transaction delivery and integration services via EnterpriseEC(R), an Internet-based Electronic Business Transaction Network and Trading Community Management Platform, and web-based EDI and Electronic Commerce solutions for small and medium size companies. The Company markets its Web EDI solutions within specific vertical industries with branded web sites including www.GroceryEC.com, www.RetailEC.com, www.CPGSupplier.com, www.AutomotiveEC, and www.MfgEC.com as well as the non-vertical site www.WebEDI.com.

The following is a description of the Company’s three principal business products/services:

1. Web EDI—Web-based Electronic Data Interchange document processing system (WebEDI.com and vertical industry sites such as GroceryEC.com, AutomotiveEC.com, etc.). GroceryEC.com was the Company’s first vertically branded Web EDI solution and accounts for much of the Company’s revenues. The Company has penetrated other branded vertical industries with varying degrees of success, particularly RetailEC, MfgEC, and more recently in late 2004 with AutomotiveEC. Web EDI is a web-based system for allowing suppliers to conduct electronic commerce with grocery and other retailers, automotive manufacturers, and other large buying organizations. Web EDI allows its subscribers to send and receive electronic purchase orders, invoices, price changes, item information, promotional contracts, advance ship notices, and other documents via a web-based service. The strength of the Company’s business model is that the party that has a large influence on the buying decision, the major retailer and manufacturer (“Hub”), is not the party that pays for the service; rather, the suppliers (“Spokes”) who use web EDI are billed for these services. The large buying organizations increase the return on their existing EDI investment, and smaller and medium-sized suppliers gain efficiencies at a very reasonable cost.

2. EnterpriseEC®—Internet-based Business-to-Business Electronic-Commerce Network Services. The Company’s Electronic Trading Network (ETN) and trading community management platform began generating revenue in the third quarter of 2002. EnterpriseEC® is an Internet-based service that is an alternative to higher-cost traditional Value Added Networks. The Company markets this service to its Web EDI customers as well as customers of other existing Value Added Networks. The Company also provides Hosted Data Translation (HDT) services as part of EnterpriseEC®. HDT allows companies to integrate EDI data with their in-house systems without the need to purchase expensive EDI mapping software or maintain internal resources to support integrated EDI.

3. Value-Added Applications. The Company is currently working with potential customers for a new hosted service that is an extension of one of its existing value-added applications, Testing & Certification service. This service enables customers to monitor their electronic commerce activities via a hosted business rule engine so that they can rapidly design, test, and implement business rules and proactively respond to exceptions. This application is slated for introduction in late 2007 or early 2008. This service and similar services are currently in the pre-development stage. Using data stored for other services, the Company intends to provide value-added hosted applications to current and future customers that include data mining, processing, reporting, and other value-added services.

For Web EDI, EnterpriseEC®, and HDT services, the Company’s EDI administration, technical support and systems maintenance personnel provide consultative services that enable the Company’s customers (suppliers) and their trading partners (usually buying organizations of large companies or Hubs) to conduct EDI transactions, as requested by the Hub, by interfacing with the Hub on behalf of the Company’s customers to facilitate the establishment of their electronic trading partner relationship. Because each Hub has established processes in place to migrate a non-EDI supplier to an EDI-enabled supplier, and because these procedures vary among the Hubs, the Company acts as a liaison between its customers and the Hub to establish this EDI connection. Since most of the Company’s customers are small to medium-sized companies, the Company can provide the resources and expertise to establish this connection for them. This trading partner connection and relationship, once established, is portable to other EDI service providers if the customer chooses to do so.

Web EDI agreements can be cancelled at any time by customers with 30 days prior written notice. EnterpriseEC® agreements can be cancelled at any time during the first year with 90 days prior written notice and in subsequent years with 30-days prior written notice.

The Company is currently focusing on increasing subscription fees relating to its Web EDI services, EnterpriseEC, and HDT services.

The Market

Business-to-business e-commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. In the 1980’s, the predominant technology for B2B e-commerce was Electronic Data Interchange (“EDI”), which involves the use of industry standards to conduct the exchange of business documents electronically. The transactions were communicated between businesses over private communication networks, known as VANs, which provided security, administration of trading partnerships, auditing, data archiving, and delivery of electronic transactions. In the 1990’s, the Internet, because of its wider acceptance among businesses, became a viable option for conducting EDI instead of using private networks. This development greatly increased the opportunity for more businesses to participate in e-commerce due primarily to a perception of lower cost associated with using the Internet.

The advantages of B2B e-commerce typically include elimination of redundant data entry, a reduction in administration associated with processing paper documents, a reduction in lead-time necessary to process documents, the ability to reduce inventory based on “just in time” methodologies, and increased data accuracy. The use of data standards for e-commerce is important for companies with disparate computer systems to communicate business documents electronically in an effective manner.

As larger companies seek to garner the maximum return on their ability to do e-commerce, many of their smaller trading partners will require applications to manually process and generate electronic documents externally from their business systems until such a time that the volume of e-commerce transactions warrants the necessary investment to integrate the e-commerce data into their legacy systems. These smaller companies utilize PC-based software or web-based services for processing and creating e-commerce documents to support their business partners.

For companies that have a high volume of EDI transactions to process, they typically integrate the business documents into their existing in-house accounting, ERP, or MRP systems. This has traditionally been accomplished using third-party EDI mapping software or with internally developed applications. More recently, companies are relying on hosted services to map and integrate data into their internal systems.

Strategy

The Company plans to become a leading provider of B2B e-hosted solutions by providing services to the B2B marketplace for the broadest possible use. By focusing on vertical markets within the B2B marketplace along with providing horizontal market solutions, the Company intends to provide solutions to a broad potential customer base.

There are two major components to conducting B2B e-commerce—communications and data processing.

In support of the first major component, communications, the Company has developed its EnterpriseEC® service, which is an Internet-based e-commerce network providing similar functionality as traditional VANs, but at reduced prices due to using the Internet as a communications infrastructure instead of creating and maintaining a private network. EnterpriseEC® can be used by companies that currently have e-commerce software in place, but are using traditional VANs by using secure file transfer protocol (“FTP”), EDI-INT, or any other direct method of transferring data that is acceptable to the customer.

In addition, EnterpriseEC® communicates with traditional VANs via Internet connections with several VANs that interconnect with the other established VANs in the marketplace.

In support of the second major component of B2B e-commerce, data processing, the Company has developed web-based and hosted solutions. The processing of e-commerce data falls into two general categories—those that are integrating the e-commerce data into their in-house legacy business systems and those that are not integrated who process and generate electronic documents manually.

For companies that want to integrate e-commerce data into their in-house legacy business systems, EnterpriseEC® has the ability to reformat data prior to transmission to the customer for integration purposes using custom developed applications, which are hosted on the EnterpriseEC computer systems. This Hosted Data Translation (HDT) service provides seamless integration into existing systems with little or no manual intervention.

For companies that want a stand-alone solution which produces readable documents of incoming e-commerce data and generates outgoing e-commerce documents by using data entry screens, the Company has developed a web-based solution for processing e-commerce data in a stand-alone environment (“Web EDI”). By generating readable reports of incoming electronic documents, and utilizing entry screens for creating outgoing electronic documents, the Company has created an alternative to traditional e-commerce software and network services. The Company provides these web-based solutions via web-based portals that target specific industry segments.

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

The Company’s GroceryEC Web EDI solution is currently a leading provider of web-based B2B e-commerce in the grocery industry. The Company intends to duplicate the success of its Web EDI solutions in other vertical industries where there is a high concentration of EDI usage among large buyers, but relatively low support from small and medium size suppliers.

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

No exclusive endorsement of the Company’s products is necessary by the Hub Company to gain the benefits of the Hub and Spoke marketing program.

Management believes that the products and services offered by the Company, combined with the Hub and Spoke marketing program, offer a unique service in the B2B electronic commerce industry by combining the provision of network services to large companies at significantly reduced cost with web-based document processing capabilities for their trading partners which allows the large company to get 100% participation from their potential trading partners. This approach offers an excellent opportunity for Company growth.

As a result of this somewhat unique Hub and Spoke arrangement, wherein the Hub utilizes the Company’s services to enhance its EDI capabilities and improve the return on its EDI investment at little or no cost, the Company directs a significant portion of its sales marketing resources toward these Hubs. The Spokes (suppliers to the Hub), in turn, process their EDI transactions with the Hub, paying the Company for these services based on a minimum monthly fee and additional amounts above the minimum based on transaction volume. As a result, the Spokes enhance their business relationship with the Hub. The essence of the Hub and Spoke relationship, moreover, is that the Spokes (the Company’s paying customers) can process EDI transactions with more than one hub, all through the Company’s EDI network. This is a major benefit for the Spokes, who are willing to pay for this capability. The Company currently supports over 190 Hubs in grocery, automotive and other industries.

Competition

The B2B e-commerce market is highly competitive and fragmented. Numerous companies supply B2B e-commerce software products, private network services, Internet VAN services, and Web EDI capabilities. The Company’s competitors range from small companies with limited resources to large companies with substantially greater financial and marketing resources than the Company. The Company believes that existing competitors who compete with the Company in one segment of the market are likely to expand the range of their e-commerce services to include other market segments that the Company has targeted or will target. In addition, the barrier to entry into the Company’s markets is not large so it is likely that new competitors will enter the Company’s markets on an ongoing basis. Large telecommunication, media, and software companies may offer services in direct competition to the Company. The Company believes the principal competitive factors in the commercial B2B e-commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, and quality of service, price and value. The Company believes it competes favorably with regard to these factors.

Intellectual and Proprietary Rights

The Company regards portions of its internally developed software and other designs, including its web site designs, as proprietary and will attempt to protect them by all available means including trade secret laws, employee and third-party nondisclosure agreements, and built-in software protections.

Although the Company believes that its current technology and designs have been independently developed, there can be no assurance that the technology does not or will not infringe on the rights of others. The Company has no patents or registered copyrights pertaining to its products, and it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or otherwise obtain and use, to the Company’s detriment, information that the Company regards as proprietary. Moreover, the laws of some countries do not offer the same protection to the Company’s proprietary rights as do those of the United States and Canada. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to those utilized by the Company. It is the intention of the Company to apply for patent protection of any processes or business methods determined to be patentable and in the best interest of the Company to do so.

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

If the Company was deprived of the right to use software incorporated in its products for any reason, or if the tools utilized in the development of its products were discontinued or the capabilities contained in future releases did not meet the standards set by the Company, there could be serious disruption to its business.

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that is challenging, rewarding and career-development enhancing for employees. As of March 29, 2007, the Company had a total of 50 full-time employees and 2 part-time employees. Thirty employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, seventeen employees are marketing and sales personnel and five are involved in administration and finance.

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

The Company expended less than $25,000 in 2006 and 2005 for research and development.

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

The Company believes that it is in full compliance with the applicable rules and regulations of the Securities Exchange Commission and is in full compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 and its regulations, recognizing that, as a non-accelerated filer, the Company is required to comply with Section 404 by providing management’s report over financial reporting when it files its annual report Form 10-KSB for the year ended December 31, 2007, and by providing the auditor’s attestation report on internal control over financial reporting when it files its annual report Form 10-KSB for the year ended December 31, 2008.

Risks related to our business

The Company’s operating experience is relatively limited.

Although the Company has been providing software and solutions for the electronic commerce market since 1990, and has been providing Internet-based products and services since late 1999, the Company’s operating history in this environment is relatively limited compared to some companies operating in the same environment.

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

The Company is currently marketing EnterpriseEC, GroceryEC, AutomotiveEC, RetailEC and ManufacturingEC and other products. The Company’s customers are comprised primarily of small and medium size suppliers of large grocery and general merchandise retailers, automotive manufacturers, and other large buying organizations. Broad and timely acceptance of the Company’s recently introduced products, which is critical to its future success, is subject to a number of significant risks. These risks include the ability to successfully market and sell these products; the products’ ability to support large numbers of customers; the need to enhance the features and services of the Company’s products; and the need to significantly expand internal resources to support planned growth of these products.

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

Products slated for future introduction may not be accepted by the market.

To date, the Company has experienced success in varying degrees for selling its EnterpriseEC, GroceryEC, AutomotiveEC and other Web EDI products. The Company’s first Web EDI product, GroceryEC, has been by far the most successful product. EnterpriseEC and AutomotiveEC have been successful to a lesser extent. The Company’s other products, including other Web EDI products, which have only been recently introduced to the marketplace, have thus far been less successful than expected due primarily to longer than expected development time, pricing pressures due to changing market conditions, competitive factors and sales and marketing factors. The Company intends in 2007 to expand existing product offerings and to develop new products for introduction in late 2007 or 2008 and in ensuing years. One such product is called ValidateEC, which enables customers to monitor their electronic commerce activities via a hosted business rule engine so they can rapidly design, test, and implement business rules and proactively respond to the exceptions. Success of ValidateEC and all these products depends upon the Company’s ability to successfully market these products to existing customers and to penetrate new markets. The Company cannot guarantee that its new products will gain acceptance in the marketplace on a scale sufficient to provide cash flows and profits.

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

The Company is substantially dependent on the continued services and performance of its CEO, CFO, and other current employees. In addition, the Company believes it will need to significantly expand its product development, marketing and customer service staffs. Competition for employees in the Company’s industry is intense. If the Company is unable to attract, assimilate and retain highly qualified employees, management may not be able to effectively manage the business, explore opportunities and respond to competitive challenges. As a result, the Company’s business and financial results would suffer. Many competitors may be able to offer more lucrative compensation packages that include stock options and other stock-based compensation and higher-profile employment opportunities.

The Company may not be able to compete successfully against companies offering similar products and services.

A large number of companies compete with us for customers, electronic commerce transactions and other sources of on-line revenue. We face significant competition in the markets in which we offer our products from competitors that also offer high quality products. In addition, management expects that new competitors will attempt to enter the market and that existing competitors will improve the performance of their current products or introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. The number of companies offering

B2B e-commerce services is large and increasing at a rapid rate. The Company believes that competition for B2B e-commerce products and services will continue to increase as the Internet further develops as a communication and commercial medium. Although the Company believes its products and marketing strategy are unique, the Company directly and indirectly competes for customers with numerous Internet and non-Internet businesses, including traditional Value Added Networks (Sterling Commerce, Inovis, GXS, Easylink, etc.); Internet VANs (Internet Commerce Corporation, E-Com Systems); and web-based B2B e-commerce companies (SPS, Inovis, GXS, etc.). Most of our competitors are well established, better known, and significantly larger, with substantially greater technical, marketing, and financial resources than we have. The greater resources of many of our competitors may permit them to respond more rapidly than we can to changes in technology. As a result, many of the products and services we offer are developed and offered by other companies in the industry.

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

Our systems infrastructure could be interrupted and fail to operate.

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

The Company retains confidential customer information in the Company’s database. It is, therefore, critical that the Company’s facilities and infrastructure remain secure and that the facilities and infrastructure are perceived by customers to be secure. Despite the implementation of measures in the Internet industry, the Company’s infrastructure is potentially vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage the Company’s reputation or result in potential liability.

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

The Company’s Internet-based services are dependent upon the ability to protect computer equipment and the information stored on this equipment against damage that may be caused by fire, power loss, telecommunication or Internet failures, unauthorized intrusion, computer viruses and disabling devices, internal errors and other similar events. The Company currently leases space in a data center located in Dayton, Ohio that provides physical security (24 hour security guards) and environment control (humidity and temperature). The Company’s computer system has a battery backup system that provides from 10 to 20 minutes of up time, which is enough time for the data center’s generator to kick in. The generator has a 1-minute cut over time but can then run for 40 hours before refueling. Fuel providers are on call 365 days per year so the generator can run indefinitely until power is restored. The data center is tied directly into the Internet backbone carriers via a SONET ring with separate backhauled feeds so that an accidental line cut cannot get all feeds and the SONET ring automatically switches all traffic to other feeds. The Company also maintains backup systems at its facility in Beavercreek, Ohio located approximately twelve miles from the data center. In the event of a regional catastrophe, the Company may suffer a significant loss to its systems and may be unable to provide services to customers, which would have a substantial effect on the Company.

Depending on future considerations, the Company has plans to lease backup data center space, which is geographically separated from its current data center with procedures to provide for switching to the backup data center in the event of a catastrophic event or system failure.

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

A terrorist attack would likely adversely affect our business by interrupting our communications system, disrupting the speed, efficiency and effectiveness of the internet, disrupt the service of value added networks (VANs), disrupt our power supply and generally negatively impact our operations. Our customers may not be able to transmit data timely and accurately and may therefore require the use of other methods of transmitting data; this would result in a decline in revenues. Predicting the impact of a terrorist attack on our business is difficult, but an attack that interrupts power, communications and the internet on a large scale for more than a few days would severely curtail our operations and reduce our revenue and profits.

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will, upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd., Dayton, OH 45440, telephone 937-429-4288. Our web sites are www.advant-e.com and www.edictsystems.com.

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

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “AVEE”) on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
2005
Quarter ended:
March 31, 2005	1.650	1.050
June 30, 2005	1.250	0.900
September 30, 2005	1.450	1.120
December 31, 2005	1.600	1.150
2006
Quarter ended:
March 31, 2006	2.410	1.300
June 30, 2006	2.250	1.500
September 30, 2006	2.210	1.800
December 31, 2006	2.300	1.800

As of February 22, 2007 the Company had approximately 306 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street names. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

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

No securities are authorized for issuance under share-based compensation plans.

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

The following comprise the Company’s three principal business products/services:

•	Web EDI—Internet-based supply chain solution for the grocery, automotive and other industries

•	EnterpriseEC®—Internet-based Electronic Business Transaction Network Services

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

2006 Results Compared to 2005

Executive Summary

The Company’s record revenue in 2006 of $5,403,632 increased by 21% over revenue in 2005, representing the sixth consecutive year of increased revenue. These increases occurred in the Company’s major products, GroceryEC, EnterpriseEC, and AutomotiveEC. Pre-tax profit of 25% of revenue was the third successive year that profitability exceeded 20%. Net income in 2006 of $858,670 represented a 43% increase over net income in 2005. The growth in revenue is attributed to the continued expansion and market acceptance of the Company’s Internet-based business-to-business electronic commerce subscription services. Income before taxes and net income benefited from lower amortization of software development costs, which amounted to $124,498 in 2006 compared to $217,780 in 2005, and from capitalized software development costs, which amounted to $219,018 in 2006 compared to $79,627 in 2005.

Revenue

GroceryEC, the product that comprised the bulk of the Company’s internet-based revenue since its introduction in late 1999, comprised 69% of the Company’s revenue in 2006, down from 74% in 2005, as the Company continued to diversify into other industries and to increase revenues from those industries. Revenue from GroceryEC grew in 2006 by 13% compared to 11% in 2005, resulting primarily from continuing growth of the Company’s network of large hubs and their suppliers. The Company believes that solid opportunity remains in the grocery industry in the foreseeable future and is continuing to increase its spending on sales and marketing efforts and on improved features and functionality of its GroceryEC product.

AutomotiveEC, the product that the Company introduced late in 2004, comprised 7% of the Company’s revenue in 2006, up from 4% in 2005, reflecting the Company’s continued efforts to diversify into industries other than grocery and to increase revenue from those industries. Revenue from AutomotiveEC grew in 2006 by 99% compared to 2005.

Revenue also increased in other web EDI services, growing by 23% in 2006 compared to 2005.

The Company in 2007 intends to continue its efforts to strengthen its sales and marketing efforts, and to support these efforts by substantial increased spending on personnel and marketing initiatives. The anticipated result is accelerated revenue growth in grocery, automotive and other industries.

Revenue from EnterpriseEC, the Company’s Electronic Trading Network (ETN) and trading community management platform, grew by $326,186, or 67%, compared to $149,126, or 45%, in 2005. This growth in 2006 resulted from strengthening the Company’s efforts to market and sell EnterpriseEC. Revenue from EnterpriseEC has not escalated as had been projected at the time of the product’s development due to pricing pressures and the availability of alternate connectivity options; however, the product is growing and is profitable and remains an integral part of our Web EDI solutions. In addition, EnterpriseEC provides trading community management capabilities to the Company’s supported hubs. The Company is continually upgrading the functionality of EnterpriseEC as a Trading Community Management Platform and is striving to target customers who desire value-added services beyond connectivity, including Hosted Data Translation (HDT) services, which allows customers to integrate EDI data with their in-house systems without the need to purchase expensive EDI mapping software or maintain internal resources to support integrated EDI.

The Company finalized its planned phase-out of sales and support of its Formula_One software product as of December 31, 2005. As a result, revenue from software and software licenses, which comprised less than 2% of revenues in 2005, was nominal in 2006. This decline in revenue from software and software products has occurred consistently over the past several years and is consistent with the Company’s current strategy of focusing on hosted services that provide recurring revenue.

Cost of Revenue

The Company’s gross margin in 2006 was 69%, which is an improvement from a 66% gross margin in 2005. The gross margin benefited from lower amortization of software development costs, which amounted to $124,498 in 2006 compared to $217,780 in 2005, and from capitalized software development costs, which amounted to $219,018 in 2006 compared to $79,627 in 2005. Also, increased revenue was sufficient to offset increased spending for development and customer support staffs and other direct product costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $442,972, or 22%, in 2006 but remained constant at 45% of revenue. The increase resulted from certain initiatives to enhance the sales and marketing effort. These initiatives included increases in the number of personnel and performance incentives in these areas and increases in salaries for key personnel.

Other income, net

Other income, net increased by $78,128 due to improved investment returns on cash equivalents and short-term investments including recognition of $27,218 of net unrealized gains, which resulted from the reclassification of short-term investments from available-for-sale securities to trading securities.

Liquidity and capital resources

Cash and short-term investments increased by 25%, from $1,989,337 at the end of 2005 to $2,484,216 at December 31, 2006. Shareholders’ equity increased by 47% from $2,014,953 at the end of 2005 to $2,958,383 at December 31 2006, resulting from the Company’s 2006 comprehensive income of $853,055 and $90,375 from the exercise of warrants. Management believes that the Company will have sufficient financial resources, including cash and cash equivalents and short-term investments at December 31, 2006, and cash generated from operations in 2007, to meet business requirements for the next 12 months, including anticipated capital expenditures for the expansion and upgrading of the Company’s computer hardware and software infrastructure and new product development, working capital requirements, and increased spending on sales and marketing efforts.

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2006:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$796,721	779,090	17,631
Web EDI, new version	229,990	—	229,990
EnterpriseEC	470,661	470,661	—

Total	$1,497,372	1,249,751	247,621

Web EDI is the Company’s largest and primary source of revenue. Sales of EnterpriseEC continued to grow substantially in 2006.

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2006 compared to the fourth quarter of 2005 are indicated in the following table:

	Fourth Quarter 2006	Fourth Quarter 2005
Revenue	$1,439,123	1,203,771
Cost of revenue	478,014	368,486

Gross margin	961,109	835,285
Marketing, general and administrative expenses	654,071	539,793

Operating income	307,038	295,492
Other income, net	41,331	4,602

Income before taxes	348,369	300,094
Income tax expense	120,635	90,100

Net income	$227,734	209,994

Fourth quarter 2006 revenues increased 20% over the fourth quarter 2005 as a result of growth in sales of Internet-based subscription services. The gross margin was 67% of revenue in the fourth quarter 2006 compared to 69% in the fourth quarter of 2005, resulting primarily from increased personnel expenditures. Marketing general and administrative expenses increased by $114,278 due to additional personnel costs and increased sales and marketing efforts, but remained constant at 45% of revenue.

Other income, net increased by $36,729 due to improved investment returns on cash equivalents and short-term investments and recognition of $27,218 of net unrealized gains, which resulted from the reclassification, in the fourth quarter of 2006, of Short-term investments from available-for-sale securities to trading securities.

Critical Accounting Estimates and Policies

Software Development Costs

The Company capitalizes software development costs and amortizes those costs over a three-year estimated life of the software applications. Internet, communications, and software technology can and does change quickly and the Company, due to its small size and limited resources, is highly susceptible to competitive and pricing pressures and marketplace vagaries. In addition, the Company’s products could become economically obsolete if it cannot sell the products in the marketplace at a margin that is adequate to produce cash flow. As a result, any estimated economic life of the Company’s products is subject to substantial uncertainty, and management therefore believes that three years is a reasonable and conservative estimate. The Company’s management reviews the economic lives of its capitalized products, expected cash flow, and product profitability quarterly. Capitalized software costs are reported at the lower of unamortized cost or net realizable value.

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

Commitments

Other than the operating lease commitments as described in Note 10 to the consolidated financial statements included elsewhere in this Form 10-KSB, the Company has no additional commitments that are reasonably likely to have a material effect on the Company’s financial condition or operating performance.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company does not believe the adoption of this Standard will have a material impact on the financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company does not believe the adoption of this Standard will have a material impact on the financial statements.

Item 7.	Financial Statements.

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiary

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

March 1, 2007

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,209,782	1,763,435
Short-term investments	274,434	225,902
Accounts receivable, net	477,639	351,482
Prepaid expenses and deposit	28,339	25,128

Total current assets	2,990,194	2,365,947
Software development costs, net	247,621	160,656
Property and equipment, net	386,697	262,523

Total assets	$3,624,512	2,789,126

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	66,936	44,838
Accrued salaries and other expenses	157,802	115,510
Income taxes payable	109,642	375,652
Deferred income taxes	53,119	26,000
Deferred revenue	112,846	76,173

Total current liabilities	500,345	638,173
Deferred income taxes	165,784	136,000

Total liabilities	666,129	774,173

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,478,714 outstanding at December 31, 2006 and 6,403,714 outstanding at December 31, 2005	6,478	6,403
Paid-in capital	1,641,906	1,551,606
Accumulated other comprehensive income	—	5,615
Retained earnings	1,309,999	451,329

Total shareholders’ equity	2,958,383	2,014,953

Total liabilities and shareholders’ equity	$3,624,512	2,789,126

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,209,782	1,763,435
Short-term investments	274,434	225,902
Accounts receivable, net	477,639	351,482
Prepaid expenses and deposit	28,339	25,128

Total current assets	2,990,194	2,365,947
Software development costs, net	247,621	160,656
Property and equipment, net	386,697	262,523

Total assets	$3,624,512	2,789,126

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	66,936	44,838
Accrued salaries and other expenses	157,802	115,510
Income taxes payable	109,642	375,652
Deferred income taxes	53,119	26,000
Deferred revenue	112,846	76,173

Total current liabilities	500,345	638,173
Deferred income taxes	165,784	136,000

Total liabilities	666,129	774,173

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,478,714 outstanding at December 31, 2006 and 6,403,714 outstanding at December 31, 2005	6,478	6,403
Paid-in capital	1,641,906	1,551,606
Accumulated other comprehensive income	—	5,615
Retained earnings	1,309,999	451,329

Total shareholders’ equity	2,958,383	2,014,953

Total liabilities and shareholders’ equity	$3,624,512	2,789,126

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2006 and 2005

	2006	2005
Revenue	$5,403,632	4,462,702
Cost of revenue	1,677,937	1,511,007

Gross margin	3,725,695	2,951,695
Marketing, general and administrative expenses	2,453,883	2,010,911

Operating income	1,271,812	940,784
Other income, net	87,862	9,734

Income before taxes	1,359,674	950,518
Income tax expense	501,004	350,200

Net income	$858,670	600,318

Basic earnings per share	$0.13	0.09

Diluted earnings per hare	$0.13	0.09

Weighted average shares outstanding	6,408,516	6,325,218

Weighted average shares outstanding, assuming dilution	6,434,615	6,340,851

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006 and 2005

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance January 1, 2005	6,244,917	$6,245	1,475,584	—	(148,989)	1,332,840

Components of comprehensive income:
Net income					600,318	600,318
Net unrealized gain on available-for-sale securities (net of taxes of $3,590)				5,615		5,615

Total comprehensive income						605,933

Issuance of shares upon exercise of warrants	75,000	75	91,425			91,500
Issuance of shares upon exercise of warrants via cashless exercise option	83,797	83	(83)			—
Direct costs of securities registration			(15,320)			(15,320)

Balance December 31, 2005	6,403,714	6,403	1,551,606	5,615	451,329	2,014,953
Components of comprehensive income:
Net income					858,670	858,670
Reclassification adjustment for net realized gains on sales of available-for-sale securities (net of taxes of $3,420)				(5,348)		(5,348)
Net unrealized loss on available-for-sale securities (net of taxes of $171)				(267)		(267)

Total comprehensive income						853,055

Issuance of shares upon exercise of warrants	75,000	75	90,300			90,375

Balance December 31, 2006	6,478,714	$6,478	1,641,906	—	1,309,999	2,958,383

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$858,670	600,318
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	153,113	110,721
Amortization of software development costs	124,498	217,780
Loss on disposal of assets	41,922	—
Deferred income taxes	60,703	(32,800)
Purchases of trading securities	(31,541)	—
Proceeds from sale of trading securities	28,393	—
Net realized (gains) losses on sales of securities	(9,701)	2,222
Net unrealized gain on trading securities	(27,218)	—
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(126,157)	(61,088)
Prepaid expenses	(3,211)	1,292
Accounts payable	22,098	5,157
Accrued salaries and other expenses	42,292	15,700
Income taxes payable	(266,010)	349,652
Deferred revenue	36,673	(66,615)

Net cash flows from operating activities	904,524	1,142,339

Cash flows from investing activities:
Purchases of available-for-sale securities	(107,966)	(253,877)
Proceeds from sale of available-for-sale securities	90,086	35,168
Purchases of equipment	(311,654)	(101,640)
Software development costs	(219,018)	(79,627)

Net cash flows from investing activities	(548,552)	(399,976)

Cash flows from financing activities:
Issuance of common stock	90,375	91,500
Payments of direct costs of securities registration	—	(15,320)

Net cash flows from financing activities	90,375	76,180

Net increase in cash and cash equivalents	446,347	818,543
Cash and cash equivalents, beginning of year	1,763,435	944,892

Cash and cash equivalents, end of year	$2,209,782	1,763,435

Supplemental disclosures of cash flow items:
Income taxes paid	$706,311	33,348

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc., and have been prepared in accordance with U. S. generally accepted accounting principles. Inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those considered in the assessment of recoverability of capitalized software development costs and those used in recording net deferred tax liabilities. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash and Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Short-term Investments

Short-term investments are reported at fair value using available quoted market prices and consist of marketable equity and U. S. Treasury debt securities. These investments are classified as trading securities at December 31, 2006 and available-for sale securities at December 31, 2005. Through September 30, 2006 unrealized gains and losses, net of deferred taxes, were recorded in shareholders’ equity as other comprehensive income. In the fourth quarter of 2006 management determined that it was appropriate to reclassify the short-term investments from available-for-sale securities to trading securities due to the active and frequent buying and selling of the securities. In connection with this reclassification, all unrealized gains and losses, net of deferred taxes, at October 1, 2006 and for the fourth quarter of 2006 are included in earnings. The Company uses the specific identification method to determine the cost of securities sold.

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

The allowance for uncollectible accounts was $23,000 at December 31, 2006 and $16,000 at December 31, 2005.

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”. Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with SOP 98-1 and EITF No. 00-2, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Revenue from customer payments for the Company’s development of applications designed to meet specific customer specifications is recognized over the contract period, generally twelve months.

Income Taxes

Deferred income taxes are determined using the liability method of accounting. Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of any outstanding warrants.

Advertising

All advertising costs are expensed as incurred. Advertising was $24,921 in 2006 and $23,337 in 2005.

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that under U.S. generally accepted accounting principles are excluded from net income. Other comprehensive income and accumulated other comprehensive income consist solely of net unrealized gains on short-term investments that were classified as available-for-sale securities through September 30, 2006.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company does not believe the adoption of this Standard will have a material impact on the financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company does not believe the adoption of this Standard will have a material impact on the financial statements.

Note 2: Short-term Investments

Short-term investments were classified as trading securities at December 31, 2006 and consisted of the following at fair value:

Marketable equity securities	$263,906
U. S. Treasury notes	10,528

$274,434

Short-term investments were classified as available-for-sale securities at December 31, 2005 and consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Marketable equity securities	$205,590	13,873	(4,223)	215,240
U. S. Treasury notes	10,897	—	(235)	10,662

	$216,487	13,873	(4,458)	225,902

Through September 30, 2006 the Company classified short-term investments as available-for-sale securities and recorded unrealized gains and losses, net of deferred taxes, in shareholders’ equity as other comprehensive income. During the fourth quarter of 2006, the Company reclassified the short-term investments to trading securities and recorded in earnings the net unrealized holding gain of $21,367 ($13,034 net of deferred income taxes), comprised of unrealized gains of $26,644 and unrealized losses of $5,277. Net gains recognized on trading securities that relate to investments held at December 31, 2006 amounted to $27,218.

During 2005, the change in the net unrealized holding gain on available-for-sale securities was $9,415 ($5,615 net of deferred income taxes) and was reported in the accumulated other comprehensive income component of shareholders’ equity. During 2005, proceeds from the sale of available-for-sale securities were $35,168 and gross realized gains were $32 and gross realized losses were $2,254 on those sales.

Note 3: Software Development costs

Software development costs at December 31, 2006 and 2005 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2005	$1,216,858	918,049	298,809
Additions	79,627	—	79,627
Amortization expense	—	217,780	(217,780)

Balance, December 31, 2005	1,296,485	1,135,829	160,656
Additions	219,018	—	219,018
Disposals	(18,131)	(10,576)	(7,555)
Amortization expense	—	124,498	(124,498)

Balance, December 31, 2006	$1,497,372	1,249,751	247,621

The unamortized costs at December 31, 2006 relate exclusively to internal use software and costs associated with the web site development and related enhancements.

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

Note 4: Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Computer and office equipment	$648,691	486,303
Computer software	128,498	108,599
Leasehold improvements	34,290	13,956

	811,479	608,858
Accumulated depreciation	(424,782)	(346,335)

Property and equipment, net	$386,697	262,523

Note 5: Income Taxes

Income tax expense consists of the following:

	2006	2005
Current:
Federal	$380,792	317,000
State	59,509	66,000

	440,301	383,000

Deferred:
Federal	55,329	(21,000)
State	5,374	(11,800)

	60,703	(32,800)

Total income tax expense	$501,004	350,200

The following is a reconciliation of the income tax expense to the amount computed at the statutory rate of 34%:

	2006	2005
Income tax expense at statutory rate	$462,289	323,176
State income taxes	38,715	25,259
Other	—	1,765

Income tax expense	$501,004	350,200

Deferred taxes consisted of the following at December 31:

	2006	2005
Deferred tax assets:
Accounts payable, accrued expenses, and other	$87,338	65,888
Allowance for uncollectible accounts	8,970	6,240
Deferred revenue	44,010	29,708
State income taxes	28,653	24,227

Total deferred tax assets	168,971	126,063

Deferred tax liabilities:
Appreciation on short-term investments	10,615	—
Capitalized software costs, net of accumulated amortization	94,096	61,049
Accounts receivable	195,249	143,318
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	79,429	74,951
Prepaid expenses	8,485	8,745

Total deferred tax liabilities	387,874	288,063

Net deferred tax asset (liability)	$(218,903)	(162,000)

Note 6: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2006 and 2005 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2006
Basic earnings per share:
Net income available to shareholders	$858,670	6,408,516	$0.13
Diluted earnings per share:
Effect of potentially dilutive securities:
Outstanding warrants	—	26,099	—

Net income available to shareholders with assumed exercise of warrants	$858,670	6,434,615	$0.13

Year ended December 31, 2005
Basic earnings per share:
Net income available to shareholders	$600,318	6,325,218	0.09
Diluted earnings per share:
Effect of potentially dilutive securities:
Outstanding warrants	—	15,633	—

Net income available to shareholders with assumed exercise of warrants	$600,318	6,340,851	$0.09

Warrants for 75,000 shares at $1.205 per share were exercised in December 2006 resulting in proceeds of $90,375.

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

No warrants are outstanding at December 31, 2006.

Note 7: Line of Credit

The Company has a bank line of credit to borrow up to $400,000 at the bank’s prime commercial interest rate. The line of credit is automatically renewable at the bank’s option. Any borrowings under this line of credit are collateralized by substantially all the Company’s assets and are payable upon demand. The Company has no borrowings under this agreement at December 31, 2006 or 2005, respectively.

Note 8: Profit Sharing Plan

The Company has a 401(k) pension plan covering employees who choose to participate in the Plan. Company contributions are discretionary. The Company contributed $7,465 to the plan in 2006.

Note 9: Financial Instruments and Concentration of Credit Risks

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

The carrying amounts and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 approximates fair value.

Note 10: Operating Leases

The Company is obligated under leases for office space and equipment that expire at various dates through August 2010. The office space lease contains renewal options at rates that cannot increase by more than 5% per year and payments include substantially all maintenance and repairs, real estate taxes and utilities. Lease expense was $114,141 in 2006 and $106,577 in 2005.

Minimum annual lease payments under these non-cancellable operating lease agreements are as follows:

2007	$107,562
2008	82,567
2009	7,580
2010	4,225

Total	$201,934

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

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

The CEO and the CFO have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-KSB. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In September 2006 the CEO and CFO became aware that the Company’s system of backing up its computerized accounting records was inadequate. This control weakness resulted in the loss of computerized accounting records for the period from December 12, 2005 through September 1, 2006, and required re-entry of transactions into the accounting system from original source documents and other computerized and paper records. The CEO and the CFO determined that the process of re-entering the transactions for the above described time period resulted in the successful restoration of the historical accounting data. To correct the deficient system of backing up its computerized accounting records, the Company replaced certain hardware and initiated new procedures to insure that the Company’s accounting records and other operating files are backed-up sufficiently.

Based upon the controls evaluation, including the improvements made to the accounting system backup equipment and procedures as described above, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were, except as described above, effective during the period covered by the Company’s report on Form 10-KSB for the year ended December 31, 2006.

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

Item 8B.	Other Information.

The Company is aware of no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 but not reported.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2006, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	42 President/CEO/Chairman of the Board of Directors

James E. Lesch	61 Chief Financial Officer/Director

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

The Company’s Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is available on the Company’s website at www.advant-e.com. The Company will provide any person, without charge, a copy of the code of ethics upon receipt of a written request addressed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd. Dayton, OH 45440.

Item 10.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Total Compensation
Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2006	$208,000	10,000	219,000
James E. Lesch Chief Financial Officer/Member of the Board of Directors	2006	104,615	10,000	114,615

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

The following tables set forth as of March 29, 2007, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i)	The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	56.5

(ii)	The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	56.5

(iii)	The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (1 person)	3,658,508	0	56.5

(iv)	The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	56.5
Total shares outstanding at March 20, 2007	6,478,714

Item 12. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2006	2005
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-QSB and review of SB-2 Registration Statement	$43,485	$46,102
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	5,710	9,468
Tax Fees—preparation of federal and state income and personal property tax returns and tax advice on various issues	7,605	5,220

Total	$56,800	$60,790

Substantially all professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2007	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 30, 2007	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors