Form 10QSB
period 2007-03-31
ADVANT E CORP
filed 2007-05-15
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007 the issuer had 6,478,714 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$1,416,323	1,262,169
Cost of revenue	508,568	407,868

Gross margin	907,755	854,301
Marketing, general and administrative expenses	713,478	595,855

Operating income	194,277	258,446
Other income, net	22,668	16,975

Income before taxes	216,945	275,421
Income tax expense	85,800	107,715

Net income	$131,145	167,706

Basic earnings per share	$0.02	0.03

Diluted earnings per share	$0.02	0.03

Weighted average shares outstanding	6,478,714	6,403,174

Weighted average shares outstanding, assuming dilution	6,478,714	6,426,009

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$2,313,287	2,209,782
Short-term investments	275,846	274,434
Accounts receivable, net	448,948	477,639
Prepaid expenses and deposit	56,470	28,339

Total current assets	3,094,551	2,990,194
Software development costs, net	244,896	247,621
Property and equipment, net	381,010	386,697

Total assets	$3,720,457	3,624,512

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,449	66,936
Accrued salaries and other expenses	125,791	157,802
Income taxes payable	69,409	109,642
Deferred income taxes	74,430	53,119
Deferred revenue	116,344	112,846

Total current liabilities	465,423	500,345
Deferred income taxes	165,506	165,784

Total liabilities	630,929	666,129

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,478,714 outstanding	6,478	6,478
Paid-in capital	1,641,906	1,641,906
Retained earnings	1,441,144	1,309,999

Total shareholders’ equity	3,089,528	2,958,383

Total liabilities and shareholders’ equity	$3,720,457	3,624,512

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$131,145	167,706
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	48,487	29,553
Amortization of software development costs	18,088	32,383
Loss on disposal of assets	—	24,221
Deferred income taxes	21,033	35,723
Purchases of trading securities	(74,483)	—
Proceeds from sales of trading securities	79,679	—
Net realized gains on sales of securities	(6,608)	(4,241)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	28,691	(48,874)
Prepaid expenses	(28,131)	3,288
Accounts payable	12,513	19,694
Accrued salaries and other expenses	(32,011)	16,796
Income taxes payable	(40,233)	(298,008)
Deferred revenue	3,498	27,426

Net cash flows from operating activities	161,668	5,667

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(35,545)
Proceeds from sale of available-for-sale securities	—	36,914
Purchases of equipment	(42,800)	(28,697)
Software development costs	(15,363)	(69,649)

Net cash flows from investing activities	(58,163)	(96,977)

Net increase (decrease) in cash and cash equivalents	103,505	(91,310)
Cash and cash equivalents, beginning of period	2,209,782	1,763,435

Cash and cash equivalents, end of period	$2,313,287	1,672,125

Supplemental disclosures of cash flow items:
Income taxes paid	$105,000	370,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

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

Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2006 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Software Development Costs

Software development costs at March 31, 2007 and the changes during the three months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2007	$1,497,372	1,249,751	247,621
Additions	15,363	—	15,363
Amortization	—	18,088	(18,088)

Balance, March 31, 2007	$1,512,735	1,267,839	244,896

The unamortized costs relate exclusively to internal use software and costs associated with web site development and related enhancements. The additions in the first three months of 2007 relate to costs capitalized in connection with the development of a new hosted service value-added application.

The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic lives and changes in software and hardware technologies. Impairment of asset value is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2007	2006
Current expense	$64,767	71,992
Deferred expense	21,033	35,723

Total income tax expense	$85,800	107,715

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended March 31,
	2007	2006
Income taxes at federal statutory rate	$73,761	93,643
State income taxes and other	12,039	14,072

Income tax expense	$85,800	107,715

Note 4: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2007 and 2006, respectively, follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended March 31, 2007
Earnings per share:
Net income available to shareholders	$131,145	6,478,714	$0.02

Three months ended March 31, 2006
Basic and diluted earnings per share:
Net income available to shareholders	$167,706	6,403,174	$0.03
Effect of potentially dilutive securities:
Outstanding warrants	—	22,835	—

Net income available to shareholders plus assumed exercise of warrants	$167,706	6,426,009	$0.03

At March 31, 2006 the Company had 95,000 outstanding warrants for the purchase of the Company’s common stock, as follows: 75,000 shares at $1.205 per share which were exercised in December 2006, and 20,000 shares at $1.48 per share which expired on June 25, 2006.

Note 5: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$131,145	167,706
Other comprehensive income:
Net unrealized gain on available-for-sale securities (net of taxes of $7,399)	—	11,996
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $1,618)	—	(2,623)

Total comprehensive income	$131,145	177,079

In the fourth quarter of 2006 management determined that it was appropriate to reclassify the short-term investments from available-for-sale securities to trading securities due to the active and frequent buying and selling of the securities. As a result, unrealized gains and losses are recognized in net income for periods beginning after September 30, 2006.

Note 6: Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company did not elect to adopt early the provisions of SFAS No. 159, and the Company does not believe the adoption in 2008 of this Standard will have a material impact on the financial statements.

ITEM2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company did not elect to adopt early the provisions of SFAS No. 159, and the Company does not believe the adoption in 2008 of this Standard will have a material impact on the financial statements.

Results of Operations

Executive Summary

The Company’s revenue in the first quarter of 2007 of $1,416,323 increased by $154,154, or 12%, over revenue in the first quarter of 2006. Increases occurred in the Company’s major products, GroceryEC, AutomotiveEC, and EnterpriseEC. Net income in the first quarter of 2007 of $131,145 decreased by $36,561 (22%) compared to net income of $167,706 in the first quarter of 2006.

Revenue

The Company’s revenue increase of 12% is less than recent historical rates of increase that ranged from 19% to 29% when comparing each quarter in 2004 through 2006 to the comparable quarter of the prior year. Revenue from AutomotiveEC increased by 27%, and revenue from EnterpriseEC, the Company’s Electronic Trading Network service, increased by 29%; however, revenue from GroceryEC, which comprised approximately 69% of the Company’s revenue in the first quarter of both 2007 and 2006, and revenue from other Web EDI products grew by 11%. Revenue from Hub and Spoke ramp related shipments of printers and related labeling software and testing and certification services decreased by $34,252, or 62%. The Company is re-channeling its sales and marketing efforts to increase the rate of revenue growth in the last half of 2007 by targeting specific companies primarily in the grocery, automotive and OEM and consumer packaged goods industries with the objective of adding several new Hub Companies to the Company’s Hub and Spoke marketing program.

Gross margin

The Company’s gross margin, as a percent of revenue, was 64% in the first quarter of 2007 compared to 68% in the first quarter of 2006. The gross margin in the first quarter of 2007 declined primarily because lower than expected revenue growth was insufficient to cover increased technical and support personnel costs in the first quarter of 2007 compared to the first quarter of 2006. These costs increased by approximately $75,028 due to salary increases for key technical and support personnel and the addition of employees. Gross margin was also adversely affected by a $23,026 reduction in capitalized software development costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $117,623, or 20%, in the first quarter of 2007 compared to the first quarter of 2006; and increased from 47% of revenue in the first quarter of 2006 to 50% of revenue in the first quarter of 2007. The increases occurred primarily as a result of an additional $66,417 for personnel costs related to an increase in the number of sales and marketing personnel and for salary increases for key sales personnel. Additional spending of $32,198 for programs intended to accelerate revenue growth in the grocery, automotive and other industries also contributed to the increase.

Capitalized Development Costs The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at March 31, 2007:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$796,721	796,721	—
Web EDI, new version	229,990	457	229,533
Hosted service value-added-applications	15,363	—	15,363
EnterpriseEC	470,661	470,661	—

Total	$1,512,735	1,267,839	244,896

The Company has essentially completed the capitalization of software development costs for its new version of Web EDI, and expects to implement the new version later in 2007.

Liquidity and Capital Resources

In the first three months of 2007, net cash flows from operating activities amounted to $156,472 compared to $5,667 in the first three months of 2006. This increase was caused primarily by the payment of Federal income taxes, in accordance with IRS regulations, in the first quarter of 2006 for the 2005 tax year, whereas payments in the first quarter of 2007 related to last year, 2006.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended March 31, 2007.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

4.1	Amendment to warrant certificated dated August 9, 2005	Previously filed (D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.
(D)	Filed with Form 10-QSB for the quarterly period ended September 30, 2005 as of November 14, 2005.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 15, 2007	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 15, 2007	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors