Form 10QSB
period 2007-06-30
ADVANT E CORP
filed 2007-08-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007 the issuer had 6,875,015 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,481,150	1,333,758	2,897,473	2,595,927
Cost of revenue	482,776	369,661	991,344	777,529

Gross margin	998,374	964,097	1,906,129	1,818,398
Marketing, general and administrative expenses	641,471	614,066	1,354,949	1,209,921

Operating income	356,903	350,031	551,180	608,477
Other income, net	32,587	15,414	55,255	32,389

Income before taxes	389,490	365,445	606,435	640,866
Income tax expense	147,917	134,590	233,717	242,305

Net income	$241,573	230,855	372,718	398,561

Basic earnings per share	$0.04	0.03	0.06	0.06

Diluted earnings per share	$0.04	0.03	0.06	0.06

Weighted average shares outstanding	6,478,714	6,403,174	6,478,714	6,403,174

Weighted average shares outstanding, assuming dilution	6,478,714	6,434,196	6,478,714	6,428,439

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,639,780	2,209,782
Short-term investments	275,726	274,434
Accounts receivable, net	432,193	477,639
Prepaid expenses and deposit	32,758	28,339

Total current assets	3,380,457	2,990,194
Software development costs, net	235,130	247,621
Property and equipment, net	379,428	386,697

Total assets	$3,995,015	3,624,512

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,642	66,936
Accrued salaries and other expenses	177,455	157,802
Income taxes payable	110,066	109,642
Deferred income taxes	50,039	53,119
Deferred revenue	116,116	112,846

Total current liabilities	513,318	500,345
Deferred income taxes	150,596	165,784

Total liabilities	663,914	666,129

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,478,714 issued and outstanding	6,478	6,478
Paid-in capital	1,641,906	1,641,906
Retained earnings	1,682,717	1,309,999

Total shareholders’ equity	3,331,101	2,958,383

Total liabilities and shareholders’ equity	$3,995,015	3,624,512

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$372,718	398,561
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	100,219	61,746
Amortization of software development costs	27,854	63,088
Loss on disposal of assets	—	24,221
Deferred income taxes	(18,268)	63,678
Purchases of trading securities	(107,507)	—
Proceeds from sales of trading securities	125,968	—
Net unrealized gain on trading securities	(6,376)	—
Net realized gain on sale of securities	(13,377)	(9,005)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	45,446	(81,003)
Prepaid expenses	(4,419)	(15,217)
Accounts payable	(7,294)	16,171
Accrued salaries and other expenses	19,653	52,461
Income taxes payable	424	(359,833)
Deferred revenue	3,270	17,962

Net cash flows from operating activities	538,311	232,830

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(56,943)
Proceeds from sale of available-for-sale securities	—	59,242
Purchases of property and equipment	(92,950)	(154,468)
Software development costs	(15,363)	(137,049)

Net cash flows from investing activities	(108,313)	(289,218)

Net increase (decrease) in cash and cash equivalents	429,998	(56,388)
Cash and cash equivalents, beginning of period	2,209,782	1,763,435

Cash and cash equivalents, end of period	$2,639,780	1,707,047

Supplemental disclosures of cash flow items:
Income taxes paid	$251,561	559,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

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

Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2006 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2: Subsequent Event

On July 2, 2007, the Company acquired all the outstanding common shares of Merkur Group, Inc., a Delaware corporation owned principally by the brother of the Company’s CEO, in exchange for cash payments totaling $927,938 and the issuance of 396,301 unregistered shares of the Company’s common stock. Merkur Group, Inc. sells software and professional services to help organizations streamline the document-intensive aspects of procure-to-pay and order-to-cash business processes. Merkur solutions provide multi-channel document delivery, receipt, capture, archive, and workflow capabilities that are tightly integrated with Supply Chain Management (SCM), Customer Relationship Management (CRM), financial, and ERP (Enterprise Resource Planning) systems such as Oracle, PeopleSoft, SAP, Baan, legacy, and many other business applications.

Note 3: Software Development Costs

Software development costs at June 30, 2007 and the changes during the six months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2007	$1,497,372	1,249,751	247,621
Additions	15,363	—	15,363
Amortization	—	27,854	(27,854)

Balance, June 30, 2007	$1,512,735	1,277,605	235,130

The unamortized costs relate exclusively to internal use software and costs associated with web site development and related enhancements. The additions in the first six months of 2007 relate to costs capitalized in connection with the development of a new hosted value-added application.

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

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current expense	$187,218	106,635	251,985	178,627
Deferred expense (benefit)	(39,301)	27,955	(18,268)	63,678

Total income tax expense	$147,917	134,590	233,717	242,305

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income taxes at federal statutory rate	$132,427	124,251	206,188	217,894
State income taxes	15,490	10,339	27,529	24,411

Income tax expense	$147,917	134,590	233,717	242,305

Note 5: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the six months ended June 30, 2007 and 2006 follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended June 30, 2007
Earnings per share:
Net income available to shareholders	$241,573	6,478,714	$0.04

Three months ended June 30, 2006
Basic and diluted earnings per share:
Net income available to shareholders—basic	$230,855	6,403,174	$0.03
Effect of potentially dilutive securities:
Outstanding warrants	—	31,022	—

Net income available to shareholders—diluted	$230,855	6,434,196	$0.03

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Six months ended June 30, 2007
Earnings per share:
Net income available to shareholders	$372,718	6,478,714	$0.06

Six months ended June 30, 2006
Basic and diluted earnings per share:
Net income available to shareholders—basic	$398,561	6,403,174	$0.06
Effect of potentially dilutive securities:
Outstanding warrants	—	25,265	—

Net income available to shareholders—diluted	$398,561	6,428,439	$0.06

At June 30, 2006 warrants for the purchase of 75,000 shares of the Company’s common stock at $1.205 per share were outstanding; those warrants were exercised in December 2006 in exchange for a cash payment of $90,375.

Note 6: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$241,573	230,855	372,718	398,561
Net unrealized gain on available-for-sale securities (net of taxes of $462 and $7,861)	—	842	—	12,839
Reclassification adjustment for net realized gains on sale of available-for-sale securities included in net income (net of taxes of $1,810 and $3,428)	—	(2,954)	—	(5,577)

Comprehensive income	$241,573	228,743	372,718	405,823

In the fourth quarter of 2006 management determined that it was appropriate to reclassify the short-term investments from available-for-sale securities to trading securities due to the active and frequent buying and selling of the securities. As a result, unrealized gains and losses are recognized in net income for periods beginning after September 30, 2006.

Note 7: Recently Issued Accounting Pronouncements

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

The following comprise the Company’s three principal business products/services:

•	Web EDI—Internet-based supply chain solution for the grocery, automotive, consumer packaged goods, and other industries

•	EnterpriseEC®—Internet-based Electronic Business Transaction Network Services

•	Value-Added Applications—Internet-based solutions that enhance the value of electronic commerce capabilities

On July 2, 2007, the Company acquired all the outstanding common shares of Merkur Group, Inc., a Company that sells software and professional services to help organizations streamline the document-intensive aspects of procure-to-pay and order-to-cash business processes. Merkur solutions provide multi-channel document delivery, receipt, capture, archive, and workflow capabilities that are tightly integrated with Supply Chain Management (SCM), Customer Relationship Management (CRM), financial, ERP (Enterprise Resource Planning) systems such as Oracle, PeopleSoft, SAP, Baan, legacy, and many other business applications.

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

Results of Operations

Executive Summary

•

Revenue in the second quarter of 2007 of $1,481,150 increased by $147,392, or 11%, over revenue in the second quarter of 2006 of $1,333,758, and increased by $64,827, or 5%, over revenue in the first quarter of 2007 of $1,416,323. Increases occurred in the Company’s major products, GroceryEC, AutomotiveEC, and EnterpriseEC.

•

Net income in the second quarter of 2007 of $241,753 increased by $10,718, or 5%, over net income in the second quarter of 2006 of $230,855, and increased by $110,428, or 84%, over net income in the first quarter of 2007 of $131,145.

•	For the six months ended June 30, 2007, revenue of $2,897,473 increase by $301,546, or 12%, over revenue in the first six months of 2006 of $2,595,927.

•	Net income for the first six months of 2007 of $372,718 decreased by $25,843, or 6%, compared to net income for the first six months of 2006 of $398,561.

Revenue

Revenue growth of 11% in the second quarter of 2007 and 12% in the first six months of 2007 compared to the same periods in 2006 are less than recent historical rates of increase that ranged from 19% to 29% when comparing each quarter in 2004 through 2006 to the comparable quarter of the prior year.

For the second quarter 2007 and the first six months of 2007 compared to the same periods in 2006:

•	Revenue from GroceryEC, which comprises approximately 70% of the Company’s revenue, increased by 11% in the second quarter and in the six month period;

•	Revenue from AutomotiveEC, which comprises approximately 8% of the Company’s revenue, increased by 24% in the second quarter and by 25% in the six month period;

•

Revenue from EnterpriseEC, the Company’s Electronic Trading Network service, which comprises approximately 14% of the Company’s revenue, increased by 19% in the second quarter and by 24% in the six months period;

•

Revenue from Hub and Spoke ramp related shipments of printers and related labeling software and testing and certification services decreased by $18,744, or 45%, in the second quarter and by $52,996, or 55%, in the six-month period.

The Company is channeling its sales and marketing efforts to increase the rate of revenue growth in the last half of 2007 with the objective of adding several new Hub Companies to the Company’s Hub and Spoke marketing program.

Gross margin

The Company’s gross margin, as a percent of revenue, was 67% in the second quarter of 2007 and 66% in the first six months of 2007, compared to 72% in the first quarter of 2006 and 70% in the first six months of 2006. Cost of revenue increased by $113,115 in the second quarter and by $213, 815 in the first six months of 2007. Gross margin in 2007, when compared to 2006, declined primarily due to:

•	Lower than expected revenue growth that was insufficient to cover increased costs;

•

Increased spending of $59,302 in the second quarter and $160,140 in the first six months of 2007 compared to the corresponding periods in 2006 for salaries and benefits, including health insurance and the Company’s 401-k contribution, and for technical and support personnel;

•	Reduction in capitalized software development costs of $54,387 in the second quarter and $77,414 in the first six months of 2007 compared to the corresponding periods in 2006.

Depreciation expense related to continuing infrastructure improvements increased by $18,610 in the second quarter and by $32,648 in the first six months of 2007, but these amounts were approximately offset by reduced software amortization of $20,939 in the second quarter and $35,233 in the first six months of 2007 compared to the corresponding periods in 2006.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $27,405, or 4%, in the second quarter of 2007 compared to the first quarter of 2006, and by $145,028, or 12%, in the first six months of 2007 compared to the first six months of 2006. Marketing, general and administrative expenses, when compared to 2006, increased primarily due to:

•

Personnel costs related to an increase in the number of sales and marketing personnel and for sales and marketing programs in the amounts of $6,630 in the second quarter and $94,550 in the first six months of 2007;

•	Increased salaries for key administrative employees and increased professional fees totaling $46,293 during the six months ended June 30, 2007.

Despite lower than expected revenue growth, marketing, general and administrative expenses as a percentage of revenue remained constant or improved, amounting to 43% in the second quarter of 2007 compared to 46% in the second quarter of 2006, and 47% in the first six months of both 2007 and 2006, as a result of the company’s expense reduction program that was put into effect late in the first quarter of 2007.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at June 30, 2007:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$796,721	796,721	—
Web EDI, new version	229,990	9,583	220,407
Hosted value-added applications	15,363	640	14,723
EnterpriseEC	470,661	470,661	—

Total	$1,512,735	1,277,605	235,130

The Company has essentially completed the capitalization of software development costs for its new version of Web EDI, and has started to phase in the conversion of existing Web EDI customers to the new version.

Liquidity and Capital Resources

In the first six months of 2007, net cash flows from operating activities amounted to $538,311 compared to $232,830 in the first six months of 2006. This increase was related primarily to the payment of Federal income taxes, in accordance with IRS regulations, in the first six months of 2006 for the 2005 tax year, and improved accounts receivable collections in 2007.

On July 2, 2007, subsequent to the close of the current reporting period, the Company acquired all the outstanding common shares of Merkur Group, Inc., in exchange for cash payments totaling $927,938 and the issuance of 396,301 unregistered shares of the Company’s common stock.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended June 30, 2007.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities

The following is a description of securities that the Company sold within the past three years without registering the securities under the Securities Act.

On July 2, 2007 the Company pursuant to the terms of a Stock Purchase Agreement between the Company and the shareholders of Merkur Group, Inc., (“Merkur”) a privately-owned Delaware Corporation based in West Chester, Ohio, acquired all the outstanding shares of stock of Merkur, comprised of 330 shares of Class A voting common stock owned by Rob D. Wadzinski, the brother of the Company’s CEO Jason K. Wadzinski, and 300 shares of Class B non-voting common stock owned by three unrelated shareholders in exchange for cash payments totaling $927,938, of which $650,000 was paid to Rob D. Wadzinski, and the issuance of 396,301 unregistered shares of the Company’s common stock, of which 333,800 shares were issued to Rob D. Wadzinski, the owner of the Class A voting common stock of Merkur, and 62,500 shares were issued to the owners of the Class B non-voting common stock of Merkur.

This offering was made to a limited group of investors pursuant to Rule 506 and Section 4(2) of the Securities Act. No fees were paid to an underwriter.

ITEM 6.	Exhibits

Exhibit Number	Description	Method of Filing
2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed	(E)

3(i)	Amended Certificate of Incorporation	Previously filed	(A)

3(ii)	By-laws	Previously filed	(B)

4	Instruments defining the rights of security holders including indentures	Previously filed	(C)

4.1	Amendment to warrant certificated dated August 9, 2005	Previously filed	(D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.
(D)	Filed with Form 10-QSB for the quarterly period ended September 30, 2005 as of November 14, 2005.
(E)	Filed with Form 8-K on July 2, 2007.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

August 14, 2007	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 14, 2007	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors