Form 10QSB
period 2007-09-30
ADVANT E CORP
filed 2007-11-20
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 20, 2007 the issuer had 6,815,015 outstanding shares of Common Stock, $.001 Par Value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$2,178,155	1,368,582	5,075,628	3,964,509
Cost of revenue	818,716	422,394	1,810,060	1,199,923

Gross margin	1,359,439	946,188	3,265,568	2,764,586
Marketing, general and administrative expenses	876,090	589,891	2,231,039	1,799,812

Operating income	483,349	356,297	1,034,529	964,774
Other income, net	18,002	14,142	73,257	46,531

Income before taxes	501,351	370,439	1,107,786	1,011,305
Income tax expense	165,467	138,064	399,184	380,369

Net income	$335,884	232,375	708,602	630,936

Basic earnings per share	$0.05	0.04	0.11	0.10

Diluted earnings per share	$0.05	0.04	0.11	0.10

Weighted average shares outstanding	6,845,015	6,403,174	6,612,266	6,403,174

Weighted average shares outstanding, assuming dilution	6,845,015	6,432,246	6,612,266	6,429,770

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,876,255	2,209,782
Short-term investments	295,663	274,434
Accounts receivable, net	894,188	477,639
Prepaid software maintenance costs	198,742	—
Prepaid expenses and deposits	70,590	28,339
Deferred income taxes	50,226	—

Total current assets	3,385,664	2,990,194
Software development costs, net	214,684	247,621
Property and equipment, net	438,257	386,697
Goodwill	1,376,452	—
Other intangible assets, net	519,822	—

Total assets	$5,934,879	3,624,512

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under bank line of credit	$140,000	—
Accounts payable	323,317	66,936
Accrued salaries and other expenses	268,001	157,802
Income taxes payable	116,049	109,642
Deferred revenue	621,682	112,846
Deferred income taxes	—	53,119

Total current liabilities	1,469,049	500,345
Deferred income taxes	305,154	165,784

Total liabilities	1,774,203	666,129

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized, 6,875,015 and 6,478,714 issued, and 6,815,015 and 6,478,714 outstanding at September 30, 2007 and December 31, 2006, respectively	6,875	6,478
Paid-in capital	2,210,200	1,641,906
Retained earnings	2,018,601	1,309,999
Treasury stock at cost, 60,000 shares at September 30, 2007	(75,000)	—

Total shareholders’ equity	4,160,676	2,958,383

Total liabilities and shareholders’ equity	$5,934,879	3,624,512

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$708,602	630,936
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	162,233	105,624
Amortization of software development costs	48,300	93,793
Amortization of intangible assets	21,178	—
Loss on disposal of assets	—	41,921
Deferred income taxes	(41,784)	116,963
Purchases of trading securities	(154,868)	—
Proceeds from sales of trading securities	159,184	—
Net unrealized gain on trading securities	(12,573)	—
Net realized gain on sale of securities	(12,972)	(8,768)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(101,139)	(95,099)
Prepaid software maintenance costs	(26,430)	—
Prepaid expenses and deposits	(3,841)	(21,015)
Accounts payable	70,493	11,538
Accrued salaries and other expenses	68,320	11,315
Income taxes payable	6,407	(349,347)
Deferred revenue	38,310	5,077

Net cash flows from operating activities	929,420	542,938

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(107,966)
Proceeds from sale of available-for-sale securities	—	90,085
Purchases of property and equipment	(181,246)	(238,480)
Software development costs	(15,363)	(199,056)
Cash paid for purchase of Merkur Group, Inc.	(971,338)	—

Net cash flows from investing activities	(1,167,947)	(455,417)

Cash flows from financing activities:
Net payments on bank line of credit	(20,000)	—
Purchase of treasury stock	(75,000)	—

Net cash flows from financing activities	(95,000)	—

Net decrease in cash and cash equivalents	(333,527)	87,521
Cash and cash equivalents, beginning of period	2,209,782	1,763,435

Cash and cash equivalents, end of period	$1,876,255	1,850,956

Supplemental disclosures of cash flow items:
Income taxes paid	$434,561	641,000
Noncash transactions:
Common stock issued in connection with purchase of Merkur Group, Inc.	568,692	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2006 Form 10-KSB filed with the Securities and Exchange Commission.

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Edict customers use its solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops, private labels, and resells software and provides professional services, technical maintenance, and support to provide solutions that integrate with large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems for automating inbound and outbound business documents.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc. throughout the periods covered by this Form 10-QSB and its wholly-owned subsidiary Merkur Group, Inc. since the date of its acquisition by Advant-e Corporation on July 2, 2007. Inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those considered in the assessment of recoverability of capitalized software development costs, and those used in recording prepaid software maintenance costs, deferred revenue and net deferred tax liabilities. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash and Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Short-term Investments

Short-term investments are reported at fair value using available quoted market prices and consist of marketable equity and U. S. Treasury debt securities. These investments are classified as trading securities. Through September 30, 2006 these investments were classified as available-for-sale securities and unrealized gains and losses, net of deferred taxes, were recorded in shareholders’ equity as other comprehensive income. In the fourth quarter of 2006 management determined that it was appropriate to reclassify the short-term investments from available-for-sale securities to trading securities due to the active and frequent buying and selling of the securities. In connection with this reclassification, all unrealized gains and losses, net of deferred taxes, at October 1, 2006 and for subsequent periods are included in earnings. The Company uses the specific identification method to determine the cost of securities sold.

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

Revenue from the sale of software and related products is recognized upon activation of the software and delivery to the customer when title and risk of loss are transferred. The Company follows the guidance provided in Emerging Issues Task Force Abstract (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon this guidance the Company records the revenue from the sale of software and related products at gross, and the related software purchases are included in cost of sales. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from professional services is recognized upon the performance of those services.

Revenue from customer payments for the Company’s development of applications designed to meet specific customer specifications is recognized over the contract period, generally twelve months.

Software Maintenance Costs

Prepaid software maintenance costs represent amounts paid to the primary software supplier of Merkur Group, Inc. for providing program upgrades and software modifications to remediate programming errors during the lives of the related customer maintenance and support contracts. These costs are charged to expense over the lives of the maintenance and support contract periods, generally twelve months.

Accounts Receivable and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment upon receipt of invoice or within thirty days.

Accounts receivable include amounts billed to customers and amounts that are unbilled at the end of the period for services that were performed before the end of the period. Customer account balances with invoices dated over 30 days old are considered delinquent.

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

The allowance for uncollectible accounts was $17,000 at September 30, 2007 and $23,000 at December 31, 2006.

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

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the Company’s purchase price over the fair value of the net identifiable assets of a business acquired. Goodwill is tested for impairment annually. Other intangible assets consist of contractual vendor relationships, customer relationships and proprietary computer software. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. The other intangible assets are amortized on a straight-line basis over their expected useful lives of five to seven years.

Income Taxes

Deferred income taxes are determined using the liability method of accounting. Under this method, the net deferred tax asset or liability is determined based on the enacted laws and rates applied to the temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities result principally from temporary differences in the financial statement and tax bases of accounts receivable, prepaid software maintenance costs, other intangible assets, deferred revenue and accrued salaries and other expenses.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of any outstanding warrants.

Advertising

All advertising costs are expensed as incurred. Advertising was $12,127 and $9,086 in the quarter ended September 30, 2007 and 2006, respectively, and $30,079 and $16,357 in the nine months ended September 30, 2007 and 2006, respectively.

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

Note 2: Acquisition

On July 2, 2007, Advant-e Corporation acquired 100% of the outstanding shares of Merkur Group, Inc., a Delaware corporation owned principally by the brother of the Company’s CEO. The results of Merkur Group, Inc.’s operations have been included in the consolidated financial statements since that date. Merkur Group, Inc. develops, private labels, and resells software and provides professional services, technical maintenance, and support to provide solutions that integrate with large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems for automating inbound and outbound business documents.

The aggregate purchase price of $1,540,030 was comprised of cash payments of $927,938 and issuance of 396,301 unregistered common shares valued at $568,692 to the former shareholders of Merkur Group, Inc. and $43,400 in related acquisition costs. The value of the unregistered common shares issued was determined based on a weighted-average market price of Advant-e Corporation’s common shares over the 5-trading day period from June 28, 2007 through July 5, 2007.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets and deposit	$645,918
Property and equipment	32,547
Goodwill	1,376,452
Other intangible assets	541,000

Total assets acquired	2,595,917

Liabilities, principally current, assumed	861,127
Deferred income taxes	194,760

Total liabilities assumed	1,055,887

Net assets acquired	$1,540,030

Of the $541,000 of acquired other intangible assets, $226,000 was assigned to proprietary internally developed and commercially available for sale computer software, with a useful life of seven years; $130,000 was assigned to the Company’s contractual relationship resulting from its Certified Partner Agreement with a software supplier, with a useful life of five years; and $185,000 was assigned to customer relationships resulting in a recurring revenue stream, with a useful life of seven years. The amortization of the proprietary computer software and the contractual relationship are charged to cost of revenue and the amortization of the customer relationships is charged to marketing, general and administrative expenses.

The following pro-forma information shows results of operations as if the acquisition had occurred at the beginning of those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$2,178,155	1,883,764	5,961,348	5,573,181
Income before taxes	501,351	360,863	1,138,892	1,072,885
Net income	335,884	215,654	776,826	716,467
Basic earnings per share	0.05	0.03	0.11	0.11
Diluted earnings per share	0.05	0.03	0.11	0.10

Note 3: Software Development Costs

Software development costs at September 30, 2007 and the changes during the nine months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2007	$1,497,372	1,249,751	247,621
Additions	15,363	—	15,363
Amortization	—	48,300	(48,300)

Balance, September 30, 2007	$1,512,735	1,298,051	214,684

The unamortized costs relate exclusively to internal use software and costs associated with web site development and related enhancements. The additions in the first nine months of 2007 relate to costs capitalized in connection with the development of a new hosted value-added application.

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

Note 4: Bank Line of Credit

The Company has a bank line of credit to borrow up to $350,000 at the bank’s prime commercial interest rate plus 1.00% (8.75% at September 30, 2007). The line of credit is automatically renewable at the bank’s option. Any borrowings under this line of credit are unsecured and are payable upon demand. Borrowings outstanding at September 30, 2007 were $140,000. The Company has a second bank line of credit to borrow up to $400,000 with no outstanding borrowings at any time during 2006 or 2007.

Note 5: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current expense	$188,983	84,779	440,968	263,406
Deferred expense (benefit)	(23,516)	53,285	(41,784)	116,963

Total income tax expense	$165,467	138,064	399,184	380,369

Note 6: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months and the nine months ended September 30, 2007 and 2006 follows:

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Three months ended September 30, 2007
Earnings per share:
Net income available to shareholders	$335,884	6,845,015	$0.05

Three months ended September 30, 2006
Basic and diluted earnings per share:
Net income available to shareholders—basic	$232,375	6,403,174	$0.04
Effect of potentially dilutive securities:
Outstanding warrants	—	29,072	—

Net income available to shareholders—diluted	$232,375	6,432,246	$0.04

	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2007
Earnings per share:
Net income available to shareholders	$708,602	6,612,266	$0.11

Nine months ended September 30, 2006
Basic and diluted earnings per share:
Net income available to shareholders—basic	$630,936	6,403,174	$0.10
Effect of potentially dilutive securities:
Outstanding warrants	—	26,596	—

Net income available to shareholders—diluted	$630,936	6,429,770	$0.10

At September 30, 2006 warrants for the purchase of 75,000 shares of the Company’s common stock at $1.205 per share were outstanding; those warrants were exercised in December 2006 in exchange for a cash payment of $90,375.

Note 7: Comprehensive income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$335,884	232,375	708,602	630,936
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $462 and $7,861)	—	(535)	—	12,943
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes (benefit) of $407 and $(3,244)	—	692	—	(5,524)

Comprehensive income	$335,884	232,532	708,602	638,355

In the fourth quarter of 2006 management determined that it was appropriate to reclassify the short-term investments from available-for-sale securities to trading securities due to the active and frequent buying and selling of the securities. As a result, unrealized gains and losses are recognized in net income for periods beginning after September 30, 2006.

Note 8: Financial Instruments and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of deposits in a large Ohio-based regional bank, which exceeded federally insured limits at various times during 2007 and 2006. The Company manages the risk regarding deposits in banks by using high quality financial institutions.

The carrying amounts and estimated fair value of the Company’s financial statements at September 30, 2007 and December 31, 2006 approximates fair value.

The Company purchases its software product sold by Merkur Group, Inc. primarily from one supplier, and purchases from this supplier during the three months and nine months ended September 30, 2007 totaled approximately $247,000.

Note 9: Recently Issued Accounting Pronouncements

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

Acquisition of Merkur Group, Inc. and Inclusion in Results of Operations Since July 2, 2007

The results of operations discussed herein include the results of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc. throughout the periods covered by this Form 10-QSB and its wholly-owned subsidiary Merkur Group, Inc. since the date of its acquisition by Advant-e Corporation on July 2, 2007.

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

The Company, through its wholly-owned subsidiary Merkur Group, Inc. that was acquired on July 2, 2007, develops, private labels, and resells software and provides professional services, technical maintenance, and support to provide solutions that integrate with large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems for automating inbound and outbound business documents.

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

Revenue from the sale of software and related products is recognized upon activation of the software and delivery to the customer when title and risk of loss are transferred. The Company follows the guidance provided in Emerging Issues Task Force Abstract (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon this guidance the Company records the revenue from the sale of software and related products at gross, and the related software purchases are included in cost of sales. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from professional services is recognized upon the performance of those services.

Revenue from customer payments for the Company’s development of applications designed to meet specific customer specifications is recognized over the contract period, generally twelve months.

Software Maintenance Costs

Prepaid software maintenance costs represent amounts paid to the primary software supplier of Merkur Group, Inc. for providing program upgrades and software modifications to remediate programming errors during the lives of the related customer maintenance and support contracts. These costs are charged to expense over the lives of the maintenance and support contract periods, generally twelve months.

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

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the Company’s purchase price over the fair value of the net identifiable assets of a business acquired. Goodwill is tested for impairment annually. Other intangible assets consist of contractual vendor relationships, customer relationships and proprietary computer software. Intangible assets acquired in business acquisitions are recorded at their fair values using the income approach or cost approach. The other intangible assets are amortized on a straight-line basis over their expected useful lives of five to seven years.

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

Results of Operations

Revenue

•

Revenue in the third quarter of 2007 of $2,178,155 increased by $809,573, or 59%, over revenue in the third quarter of 2006 of $1,368,582, and increased by $697,005, or 47%, over revenue in the second quarter of 2007 of $1,481,150. Increases occurred in the Company’s major products, GroceryEC, AutomotiveEC and EnterpriseEC. Revenue in the third quarter of 2007 included $610,300 from the sale of software, professional services and maintenance and support contracts by Merkur Group, Inc.

•

Revenue in the nine months ended September 30, 2007 of $5,075,628 increased by $1,111,119, or 28%, over revenue in the first nine months of 2006 of $3,964,509. Revenue in the first nine months of 2007 included $610,300 from the sale of software, professional services and maintenance and support contracts by Merkur Group, Inc.

Net income

•

Net income in the third quarter of 2007 of $335,884 increased by $103,509, or 45%, over net income in the third quarter of 2006 of $232,375, and increased by $94,311, or 39%, over net income in the second quarter of 2007 of $241,573. Net income in the third quarter of 2007 included $38,310 directly attributable to the operations of Merkur Group, Inc., less $13,554 of amortization of intangibles net of deferred income taxes related to Advant-e’s acquisition of Merkur.

•

Net income in the first nine months of 2007 of $708,602 increased by $77,666, or 12%, compared to net income for the first nine months of 2006 of $630,936. Net income in the first nine months of 2007 included $38,310 directly attributable to the operations of Merkur Group, Inc., less $13,554 of amortization of intangibles net of deferred income taxes related to Advant-e’s acquisition of Merkur.

The Company is continuing to accelerate its sales and marketing efforts to increase the rate of revenue growth in the last quarter of 2007 with the objective of adding several new Hub Companies to the Company’s Hub and Spoke marketing program.

Gross margin

The Company’s gross margin, as a percent of revenue, was 62% in the third quarter of 2007 and 64% in the first nine months of 2007, compared to 69% in the third quarter of 2006 and 70% in the first nine months of 2006. Cost of revenue increased by $396,322 in the third quarter and by $610,137 in the first nine months of 2007 compared to the same periods in 2006. Gross margin in 2007, when compared to 2006, declined primarily due to:

•	Lower margin products sold by Merkur Group, Inc.;

•

Increased spending in the third quarter and in the first nine months of 2007 compared to the corresponding periods in 2006 for salaries and benefits, including health insurance and the Company’s 401-k contribution, and consulting;

•

Depreciation expense related to continuing infrastructure improvements increased by $18,137 in the third quarter and by $56,609 in the first nine months of 2007, but these amounts were partially offset by reduced software amortization of $10,259 in the third quarter and $45,493 in the first nine months of 2007 compared to the corresponding periods in 2006.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $286,199, or 49%, in the third quarter of 2007 and by $431,227, or 24%, in the first nine months of 2007 compared to the same periods in 2006. Marketing, general and administrative expenses, when compared to 2006, increased primarily due to additional Merkur Group, Inc. marketing, general and administrative expenses of $235,725 and expenses resulting from accelerated sales and marketing efforts to increase the rate of revenue growth in the last quarter of 2007 and in 2008.

Marketing, general and administrative expenses as a percentage of revenue remained constant or improved, amounting to 40% in the third quarter of 2007 compared to 43% in the third quarter of 2006, and 44% in the first nine months of both 2007 compared to 45% in the first nine months of 2006, as a result of the company’s expense reduction program that was put into effect late in the first quarter of 2007 and relatively lower expenses in the Merkur operations.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at September 30, 2007:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$796,721	796,721	—
Web EDI, new version	229,990	28,749	201,241
Hosted value-added applications	15,363	1,920	13,443
EnterpriseEC	470,661	470,661	—

Total	$1,512,735	1,298,051	214,684

The Company has essentially completed the capitalization of software development costs for its new version of Web EDI, and has started to phase in the conversion of existing Web EDI customers to the new version.

Liquidity and Capital Resources

In the first nine months of 2007, net cash flows from operating activities amounted to $929,420 compared to $542,938 in the first nine months of 2006. This increase was related primarily to the payment of Federal income taxes, in accordance with IRS regulations, in 2006 for the 2005 tax year, and increased net income in 2007. In the first nine months ended September 30, 2007, cash and cash equivalents decreased by $333,527 despite the net cash flows from operating activities of $929,420. This decrease resulted primarily from the cash payments totaling $971,338 for the acquisition of Merkur Group, Inc., purchases of property and equipment of $181,246 to upgrade the Company’s infrastructure, and payment of $75,000 to acquire treasury stock pursuant to the Company’s stock repurchase program announced on August 9, 2007.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-QSB for the quarterly period ended September 30, 2007.

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

Advant-e Corporation
(Registrant)

November 20, 2007	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 20, 2007	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors