Form 10KSB
period 2007-12-31
ADVANT E CORP
filed 2008-03-31
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

The issuer’s revenues for its most recent fiscal year were $7,162,329.

The aggregate market value of the common stock held by non-affiliates of the issuer computed by reference to the price at which such stock was sold on March 16, 2008, was $6,439,274.

The number of shares of outstanding common stock of the issuer as of March 30, 2008 was 6,815,015.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

PART I

Item 1.	Description of Business.

Advant-e Corporation was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Advant-e acquired all of the issued and outstanding shares of Edict Systems, Inc., which was incorporated in the State of Ohio in September 1994. On July 2, 2007 Advant-e Corporation acquired all the issued and outstanding shares of Merkur Group, Inc., which was incorporated in the State of Delaware on August 28, 2001. Advant-e Corporation and its wholly-owned subsidiaries Edict Systems, Inc. and Merkur Group, Inc. are collectively referred to herein as the “Company”.

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. develops, markets, resells, and hosts software and provides services that allow its customers to transmit and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries throughout the United States and Canada.

Edict Systems, Inc. specializes in providing hosted Electronic Data Interchange (“EDI”) solutions that utilize the Internet as the primary communications method. Edict Systems customers use its solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Edict’s web-based EDI document processing system enables its customers, who are suppliers to grocery and other retailers, automotive manufacturers, and other large buying organizations, to send and receive electronic purchase orders, invoices, price changes, and other documents via a web-based service.

Merkur Group, Inc. develops and resells software, provides professional services and provides technical maintenance and support that enable customers to automate delivery and receipt of inbound and outbound documents. Merkur provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options.

The Market

Business-to-business (“B2B”) e-commerce involves the automation of business processes and transactions through the use of computers and telecommunications to exchange and electronically process commercial information and transactions between businesses. The advantages of B2B e-commerce typically include elimination of redundant data entry, a reduction in administration associated with processing paper documents, a reduction in lead-time necessary to process documents, the ability to reduce inventory based on “just in time” methodologies, and increased data accuracy. The use of data standards for e-commerce is important for companies with disparate computer systems to communicate business documents electronically in an effective manner.

Strategy

The Company plans to become a leading provider of hosted B2B solutions by providing services to the marketplace for the broadest possible use. By focusing on vertical markets within the B2B marketplace along with providing horizontal solutions, the Company intends to target a broad potential customer base.

The Company intends to utilize its many years of experience in the e-commerce industry to market EnterpriseEC, the Company’s Electronic Transaction Network and Trading Community Management Platform, horizontally to companies currently doing e-commerce as well as companies that will be conducting e-commerce in the future. Because EnterpriseEC is not industry specific and utilizes both standards-based data formats as well as proprietary formats, any company doing Electronic Data Interchange (EDI) or which wants to conduct business electronically is a potential customer.

The Company’s Web EDI solution, a hosted, web-based system that allows small and medium size suppliers to conduct EDI, is currently widely used in the grocery industry and to a lesser but substantial extent in the automotive industry. The Company intends to duplicate the success of GroceryEC and AutomotiveEC in other vertical industries where there is a high concentration of EDI usage among large buyers, but relatively low support from small and medium size suppliers.

The strategy for Merkur Group, Inc. is to target additional customers for automating outbound documents and to increase inbound document processing installations by targeting existing outbound-only customers. Merkur also intends on identifying and targeting specific vertical applications for both inbound and outbound document processing opportunities as well as additional ERP, MRP, and CRM packages with which it can integrate.

Competition

The B2B e-commerce market is highly competitive and fragmented. Numerous companies supply B2B e-commerce software products, private network services, Internet value added network (“VAN”) services, and web EDI capabilities. The Company’s competitors range from small companies with limited resources to large companies with substantially greater financial and marketing resources than the Company.

The Company believes that existing competitors who compete with the Company in one segment of the market are likely to expand the range of their e-commerce services to include other market segments that the Company has targeted or will target. In addition, barriers to entry into the Company’s markets are not sizeable, so it is likely that new competitors will enter the Company’s markets on an ongoing basis. Large telecommunication, media, and software companies may offer services in direct competition to the Company. The Company believes the principal competitive factors in the commercial B2B e-commerce industry include responsiveness to customer needs, efficiency in the delivery of solutions, ease of product use, and quality of service, price and value. The Company believes it competes favorably with regard to these factors.

Merkur Group, Inc. competes in a fragmented market with many competitors, both software and hosted service providers. Merkur’s proprietary software that allows it to integrate deeply with several major ERP/MRP systems, and its deep knowledge of the industry and the software which it resells, provides it with what the Company believes to be a strategic competitive advantage.

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

The Company owns United States trademark rights to “EnterpriseEC” and “Merkur”. Other trademarks may be acquired by the Company if and when management determines that it is in the best interest of the Company to do so.

Third Party Technology

The Company incorporates in its products certain software licensed to it by other software developers. These include software components and development objects licensed from various vendors. The Company also relies on licensed software development tools, database software, and server software from third party providers for the development and operation of its products.

If the Company was deprived of the right to use software incorporated in its products for any reason, or if the tools utilized in the development of its products were discontinued or the capabilities contained in future releases did not meet the standards set by the Company, there could be serious disruption to its business.

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale almost exclusively from a single supplier. The Company has a contract with that supplier through June 30, 2010. Similar software is available from other sources; however, loss of the source of supply could result in disruption to the business

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that is challenging, rewarding and career-development enhancing for employees. As of March 21, 2007, the Company had a total of 55 full-time employees. Thirty-two employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, fifteen employees are marketing and sales personnel and eight are involved in administration and finance.

Research and Development

Expenditures for research and development were nominal in 2007 and 2006.

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

The Company believes that it is in full compliance with the applicable rules and regulations of the Securities Exchange Commission and is in full compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 and its regulations, recognizing that, as a non-accelerated filer, the Company is required to comply with Section 404 by providing management’s report over financial reporting when it files its annual report Form 10-KSB for the year ended December 31, 2007, and by providing the auditor’s attestation report on internal control over financial reporting when it files its annual report Form 10-KSB for the year ended December 31, 2009.

Risks related to our business

The Company may be unable to continue to successfully implement its business strategy.

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

The Company may be unsuccessful at continuing to manage its growth.

The Company’s growth can place a significant strain on management and operations, including sales, marketing, customer support, research and development, finance and administrative operations. Maintaining profitability depends, among other things, on the Company’s ability to successfully expand its products, services and markets and to manage its operations effectively. Difficulties in managing growth, including difficulties in obtaining and retaining talented management and other personnel could have a material adverse affect on the Company’s business and financial results.

The Company has introduced several electronic commerce B2B products, and market acceptance is critical to the Company’s success.

The Company is currently marketing EnterpriseEC, GroceryEC, AutomotiveEC, RetailEC and ManufacturingEC, DeliveryWare and other products and services. The Company’s customers are comprised primarily of small and medium size suppliers of large grocery and general merchandise retailers, automotive manufacturers, and other large buying organizations and large companies that process electronically via fax large volumes of outbound documents. Broad and timely acceptance of the Company’s recently introduced products, which is critical to its future success, is subject to a number of significant risks. These risks include the ability to successfully market and sell these products; the products’ ability to support large numbers of customers; the need to enhance the features and services of the Company’s products; and the need to significantly expand internal resources to support planned growth of these products.

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

The Company’s success depends highly upon our achieving broad market acceptance of our products and services. Market acceptance requires, among other things, that we:

•	educate potential customers on the benefits of our products

•	commit a substantial amount of human and financial resources to secure strategic partnerships and relationships

•	develop internal sales, marketing and customer support activities

There can be no assurance that we will be able to achieve any or all of these objectives, and thus obtain sufficient acceptance of our products to maintain profitable operations. Potential customers may perceive nominal benefit from our products and services. As a result, potential customers may not value, and may be unwilling to pay for our products. We do not have extensive brand images, nor do we expect to spend significant marketing expenses to build and promote brand images. If our products do not achieve broad market acceptance, we may not be able to continue operating in our business or operate at sufficient levels or profitability.

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

The Company intends to expand existing product offerings and to develop new products for introduction in the future. The Company developed in 2007 a new product called ValidateEC, which enables customers to monitor their electronic commerce activities via a hosted business rule engine so they can rapidly design, test, and implement business rules and proactively respond to the exceptions. Success of ValidateEC and other newly developed products depends upon the Company’s ability to successfully market these products to existing customers and to penetrate new markets. The Company cannot guarantee that its new products will gain acceptance in the marketplace on a scale sufficient to provide cash flows and profits.

The Company’s sales and marketing staff organization is limited in size.

The Company’s current sales and marketing staff is small compared to competitors. Although the Company has hired employees with sales and marketing experience and skills and will continue to do so in the future, the Company can only be successful if it can establish and maintain an effective and significant sales and marketing organization.

The Company may not be able to recruit and retain skilled employees.

The Company is substantially dependent on the continued services and performance of all its employees. If the Company is unable to attract, assimilate and retain highly qualified employees, the Company’s business and financial results may suffer. Some competitors offer more lucrative compensation packages that include stock options and other stock-based compensation and higher-profile employment opportunities.

The Company may not be able to continue to compete successfully against companies offering similar products and services.

The Company has many competitors. Management expects that new competitors will attempt to enter the market and that existing competitors will improve the performance of their current products or introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. The number of companies offering B2B e-commerce services is large and increasing at a rapid rate. The Company believes that competition for B2B e-commerce products and services will continue to increase as the Internet further develops as a communication and commercial medium. Although the Company believes its products and marketing strategy are unique, the Company directly and indirectly competes for customers with numerous Internet and non-Internet businesses, including traditional VANs; Internet VANs; and web-based B2B e-commerce companies. Most of our competitors are well established, better known, and significantly larger, with substantially greater technical, marketing, and financial resources than we have. The greater resources of many of our competitors may permit them to respond more rapidly than we can to changes in technology. As a result, many of the products and services we offer are developed and offered by other companies in the industry.

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

The Company retains confidential customer information in the Company’s databases. It is, therefore, critical that the Company’s facilities and infrastructure remain secure and that the facilities and infrastructure are perceived by customers to be secure. Despite the implementation of measures in the Internet industry, the Company’s infrastructure is potentially vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage the Company’s reputation or result in potential liability.

The Company’s platform infrastructure and its scalability are not proven.

As the Company grows and its Internet-based products are used by an increasing number of users, the network infrastructure needs to be expanded. In addition, the Company needs to accommodate changing customer requirements. The Company may not be able to accurately project the rate or timing of increases, if any, in the use of its systems or to expand and upgrade the systems and infrastructure to accommodate such changes on a timely basis, at a commercially reasonable cost, or at all. The systems may not accommodate increased use while maintaining acceptable overall performance.

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

The Company’s intellectual property is important to its business. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company’s efforts to protect its intellectual property may not be adequate. Competitors may independently develop similar technology or duplicate the Company’s products or services. Unauthorized parties may infringe upon or misappropriate the Company’s products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States, and the global nature of the Internet makes it difficult to control the ultimate destination of its products and services. In the future, litigation may be necessary to enforce the Company’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time-consuming and costly. It may even be cost prohibitive, and there is always a risk that the Company will not prevail if a suit is filed. The Company could be subject to intellectual property infringement claims as the number of competitors grows and the content and functionality of its services overlaps with competitive offerings. Defending against these claims, even if not meritorious, could be expensive and divert the Company’s attention from its operations. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. The Company may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. The Company also intends to rely on a variety of technologies that it will license from third parties, including any product development, database, and Internet server software that will be used to operate its products and services. These third-party licenses may not be available to the Company on commercially reasonable terms. If the Company were deprived of the right to use software incorporated in its products for any reason, or if the tools utilized in the development of its products were discontinued or the capabilities contained in future releases were not up to the standards set by the Company, there could be a serious disruption to the business.

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale almost exclusively from a single supplier.

Even though the Company has a contract with that supplier through June 30, 2010 and similar software is available from other sources, loss of the source of supply could result in disruption to the business. Purchases from this supplier totaled $339,718 during the period from July 2, 2007 to December 31, 2007.

The Company may not be able to achieve sustained revenue growth and satisfactory levels of profitability.

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

The Company’s Internet-based services are dependent upon the ability to protect computer equipment and the information stored on this equipment against damage that may be caused by fire, power loss, telecommunication or Internet failures, unauthorized intrusion, computer viruses and disabling devices, internal errors and other similar events. The Company currently leases space in a data center located in Dayton, Ohio that provides physical security (24 hour security guards) and environment control (humidity and temperature). The Company’s computer system has a battery backup system that provides from 10 to 20 minutes of up time, which is enough time for the data center’s generator to activate. The generator has a 1-minute cut over time but can then run for 40 hours before refueling. Fuel providers are on call 365 days per year so the generator can run indefinitely until power is restored. The data center is connected directly into the Internet backbone carriers via a SONET ring with separate backhauled feeds so that an accidental line cut cannot get all feeds and the SONET ring automatically switches all traffic to other feeds. The Company also maintains backup systems at its facility in Beavercreek, Ohio located approximately twelve miles from the data center. In the event of a regional catastrophe, the Company may suffer a significant loss to its systems and may be unable to provide services to customers, which would have a substantial effect on the Company.

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

Continued compliance with section 404 of the Sarbanes-Oxley Act of 2002 may be extremely expensive.

Continued compliance with section 404 of the Sarbanes-Oxley Act of 2002 may be so costly as to substantially reduce future earnings and/or become so prohibitive and onerous that it may be extremely difficult for the Company to compete and grow in this regulatory environment. In this event, the Company’s management may need to consider business alternatives, such as conversion to a non-reporting entity whereby its shares of stock would no longer be traded on the over the counter bulletin board.

Economic slowdown, particularly in information technology, may adversely affect our business.

Economic slowdowns that result in a decline in information technology spending by our customers and potential customers may adversely affect our business. General economic slowdowns caused by influences such as crisis in credit markets, loss of confidence in financial and other institutions, rising interest rates, rising oil prices, inflation, government deficits, etc. would likely adversely affect our business as well. The adverse impacts from an economic slowdown would likely include longer sales cycles, lower selling prices and reduced revenue and could even include impairment and loss in value of the Company’s assets.

A terrorist attack would likely adversely affect our business.

A terrorist attack would likely adversely affect our business by interrupting our communications system, disrupting the speed, efficiency and effectiveness of the internet, disrupting the service of value added networks (VANs), disrupting our power supply and generally negatively impacting our operations severely by curtailing our operations and thereby reducing our revenue and profits.

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will, upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd., Dayton, OH 45440, telephone 937-429-4288. Our web sites are www.advant-e.com, www.edictsystems.com, and www.merkur.com.

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

The Company leases for $99,984 per year 12,000 square feet of office space as its corporate office and principal place of business of Edict Systems, Inc. in Dayton, Ohio. The lease expires on September 30, 2008, except that the Company has a three-year renewal option.

The Company leases for $66,000 per year 4,170 square feet of office space as the principal place of business of Merkur Group, Inc. in West Chester, Ohio. The lease expires on March 31, 2012.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “AVEE”) on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
2006
Quarter ended:
March 31, 2006	2.410	1.300
June 30, 2006	2.250	1.500
September 30, 2006	2.210	1.800
December 31, 2006	2.300	1.800
2007
Quarter ended:
March 31, 2007	2.450	1.810
June 30, 2007	2.350	1.220
September 30, 2007	1.850	1.350
December 31, 2007	2.740	1.450

As of February 12, 2008 the Company had approximately 310 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

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

2007 Results Compared to 2006

Executive Summary

The Company reported revenues for 2007 of $7,162,329, a 33% increase over revenues of $5,403,632 for 2006. The increase is attributable to $1,086,724 of revenue from products and services sold by Merkur Group, Inc., acquired on July 2, 2007, and continued growth of the Company’s internet-based EDI services primarily in the automotive and grocery industries.

Net income for 2007 was $1,022,679, or $.15 per share, an increase of 19% from net income in 2006 of $858,670, or $.13 per share. The improvement in net income resulted primarily from revenue growth in internet-based EDI services sold by Edict Systems, Inc. Also, Merkur Group, Inc. in 2007 contributed after-tax income of $58,300 (before deducting non-cash charges pertaining to amortization of intangible assets of $27,108, net of an income tax benefit of $15,248).

Revenue

Revenue from GroceryEC accounted for 59% of revenue in 2007 and increased by 13% in 2007 compared to 2006, reflecting continuing growth of the Company’s network of large hubs and their suppliers. The Company believes that opportunities for growth remain in the grocery industry despite some indications of market saturation, and is therefore continuing to increase its spending on sales and marketing efforts and on improved features and functionality of its GroceryEC product.

Revenue from AutomotiveEC accounted for 7% of revenue in 2007 and increased by 25% compared to 2006. This increased resulted from the Company’s continuing efforts to diversify further into industries other than grocery and to increase revenue from those industries.

Revenue from EnterpriseEC, the Company’s Electronic Trading Network (ETN) and trading community management platform, accounted for 15% of revenue in 2007 and increased by 16% compared to 2006. Despite pricing pressures and the availability of alternate connectivity options, EnterpriseEC is growing and remains an integral part of our Web EDI solutions.

Revenue from Merkur Group, Inc., consisting of the sale of software, primarily DeliveryWare and related maintenance and support agreements and professional services, totaled $1,086,724 in the six months since the acquisition of Merkur Group, Inc. on July 2, 2007.

In 2008 the Company intends to continue its efforts to increase revenue from its Web EDI products and EnterpriseEC at a faster rate across all industries by strengthening and improving its sales and marketing programs and by supporting these programs with additional spending on specific and targeted marketing initiatives. In addition, the Company foresees potential for increased revenues in the future by capitalizing on the synergies of products of Edict Systems, Inc. and Merkur Group, Inc.

Cost of revenue and gross margin

The Company’s gross margin declined to 65% in 2007 from 69% in 2006 primarily because the software and related products sold by Merkur Group, Inc. have lower gross margins than the Web EDI and related products sold by Edict Systems, Inc.

Cost of revenue in 2007 increased by $820,913 compared to 2006. Increases of $546,442 related directly to products sold by Merkur Group, Inc. Increases of $274,471 were primarily for salaries and fringe benefits and depreciation related to ongoing infrastructure improvements.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased in 2007 by $693,461, or 28%, compared to 2006. Increased expenses of $487,001 were incurred by Merkur Group since its acquisition on July 2, 2007, and increases in expenses of $206,460 were incurred by Edict Systems primarily for expanded sales and marketing programs including personnel related costs and administrative costs directly related to increased revenue.

Liquidity and capital resources

Cash and short-term investments decreased by $152,618 in 2007, from $2,484,216 at December 31, 2006 to $2,331,598 at December 31, 2007. The decrease resulted primarily from cash outlays for the acquisition of Merkur Group, Inc. of $998,295, purchases of property and equipment, primarily computer systems infrastructure enhancements, of $242,125, pay-off of a Merkur bank line of credit of $160,000, and purchases of shares of stock pursuant to the Company’s stock repurchase program of $75,000; these cash outlays were substantially offset by net cash flows from operating activities of $1,320,448.

Shareholders’ equity increased by 51% from $2,958,383 at December 31, 2006 to $4,474,753 at December 31 2007, resulting primarily from net income generated from operations and issuance of shares to former owners of Merkur Group, Inc.

Management believes that the Company will have sufficient financial resources, including cash and cash equivalents and short-term investments at December 31, 2007, and cash generated from operations in 2008, to meet business requirements for the next 12 months, including anticipated capital expenditures for the expansion and upgrading of the Company’s computer hardware and software infrastructure and new product development, working capital requirements, and increased spending on sales and marketing efforts.

Changes in certain balance sheet line items from December 31, 2006 to December 31, 2007

The balances of certain assets and liabilities increased significantly from December 31, 2006 to December 31, 2007. These assets and liabilities included accounts receivable, prepaid software maintenance costs, goodwill, other intangible assets, deferred revenue and accounts payable, all of which increased primarily due to the Company’s acquisition of assets and assumption of liabilities of Merkur Group, Inc. on July 2, 2007 (see also Note 2 to the financial statements included in Item 7 of this Form 10-KSB). The increase in deferred revenue results primarily from maintenance and support contracts associated with software sold by Merkur Group, Inc., whereby the revenue from these contracts is recognized over the life of the maintenance support contract period, generally twelve months.

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2007:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$796,721	796,721	—
Web EDI, new version	229,990	47,915	182,075
EnterpriseEC	470,661	470,661	—
Validate EC	15,363	3,200	12,163

Total	$1,512,735	1,318,497	194,238

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2007 compared to the fourth quarter of 2006 are indicated in the following table:

	Fourth Quarter 2007	Fourth Quarter 2006
Revenue	$2,086,701	1,439,123
Cost of revenue	688,790	478,014

Gross margin	1,397,911	961,109
Marketing, general and administrative expenses	916,305	654,071

Operating income	481,606	307,038
Other income, net	4,174	41,331

Income before taxes	485,780	348,369
Income tax expense	171,703	120,635

Net income	$314,077	227,734

Earnings per share, basic and diluted	$0.04	0.03

Fourth quarter 2007 revenues increased by $647,578, or 45%, over the fourth quarter 2006 primarily due to revenue from Merkur Group, Inc. related sales of $476,424 and continued growth in sales of Internet-based subscription services. Marketing, general and administrative expenses increased by $262,234 primarily due to Merkur Group expenses. Other income, net decreased by $37,157 due to declined investment returns on cash equivalents and short-term investments of $9,939 and the recognition in the fourth quarter of 2006 of $27,218 of net unrealized gains, which resulted from the reclassification in the fourth quarter of 2006 of short-term investments from available-for-sale securities to trading securities.

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

Revenue from the sale of software and related products is recognized upon activation of the software and delivery to the customer when title and risk of loss are transferred. The Company follows the guidance provided in Emerging Issues Task Force Abstract (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon this guidance the Company records revenue from the sale of software and related products at gross, and the related software purchases are included in cost of sales. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from professional services is recognized upon performance of those services.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements of SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2008, although earlier adoption is permitted. The Company did not early adopt and does not believe the adoption of this standard will have a material impact on the financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company did not early adopt the standard and does not believe the adoption of this standard will have a material impact on the financial statements.

In June 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company does not believe the adoption of this Standard will have a material impact on the financial statements.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). The Company does not believe the adoption of this Staff Accounting Bulletin will have a material impact on the financial statements.

Item 7.	Financial Statements.

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiaries

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

March 28, 2008

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,039,447	2,209,782
Short-term investments	292,151	274,434
Accounts receivable, net	805,241	477,639
Prepaid software maintenance costs	183,618	—
Prepaid expenses and deposits	68,930	28,339
Deferred income taxes	40,057	—

Total current assets	3,429,444	2,990,194
Software development costs, net	194,238	247,621
Property and equipment, net	433,658	386,697
Goodwill	1,450,368	—
Other intangible assets, net	498,644	—

Total assets	$6,006,352	3,624,512

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$211,738	66,936
Accrued salaries and other expenses	273,210	157,802
Income taxes payable	112,700	109,642
Deferred revenue	645,093	112,846
Deferred income taxes	—	53,119

Total current liabilities	1,242,741	500,345
Deferred income taxes	288,858	165,784

Total liabilities	1,531,599	666,129

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,875,015 shares issued; 6,815,015 shares outstanding at December 31, 2007 and 6,478,714 shares outstanding at December 31, 2006	6,875	6,478
Paid-in capital	2,210,200	1,641,906
Retained earnings	2,332,678	1,309,999
Treasury stock at cost, 60,000 shares at December 31, 2007	(75,000)	—

Total shareholders’ equity	4,474,753	2,958,383

Total liabilities and shareholders’ equity	$6,006,352	3,624,512

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2007 and 2006

	2007	2006
Revenue	$7,162,329	5,403,632
Cost of revenue	2,498,850	1,677,937

Gross margin	4,663,479	3,725,695
Marketing, general and administrative expenses	3,147,344	2,453,883

Operating income	1,516,135	1,271,812
Other income, net	77,431	87,862

Income before taxes	1,593,566	1,359,674
Income tax expense	570,887	501,004

Net income	$1,022,679	858,670

Basic earnings per share	$0.15	0.13

Diluted earnings per hare	$0.15	0.13

Weighted average shares outstanding	6,655,808	6,408,516

Weighted average shares outstanding, assuming dilution	6,655,808	6,434,615

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007 and 2006

	Outstanding Common Stock		Paid-in	Accumulated Other Comprehensive	Retained Earnings	Treasury
	Shares	Amount	Capital	Income		Stock	Total
Balance January 1, 2006	6,403,714	$6,403	1,551,606	5,615	451,329	—	2,014,953

Components of comprehensive income:
Net income					858,670		858,670
Reclassification adjustment for net realized gains on sales of available-for-sale securities (net of taxes of $3,240)				(5,348)			(5,348)
Net unrealized loss on available-for-sale securities (net of taxes of $171)				(267)			(267)

Total comprehensive income							853,055

Issuance of shares upon exercise of warrants	75,000	75	90,300				90,375

Balance December 31, 2006	6,478,714	6,478	1,641,906	—	1,309,999	—	2,958,383
Net income and comprehensive income					1,022,679		1,022,679
Issuance of shares in connection with the purchase of Merkur Group, Inc.	396,301	397	568,294				568,691
Purchase of shares at $1.25 per share	(60,000)					(75,000)	(75,000)

Balance December 31, 2007	6,815,015	$6,875	2,210,200	—	2,332,678	(75,000)	4,474,753

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$1,022,679	858,670
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	228,614	153,113
Amortization of software development costs	68,746	124,498
Amortization of other intangible assets	42,356	—
Loss on disposal of assets	—	41,922
Deferred income taxes	(69,732)	60,703
Purchases of trading securities	(187,218)	(31,541)
Proceeds from sale of trading securities	183,694	28,393
Net realized gain on sales of securities	(2,438)	(9,701)
Net unrealized gain on trading securities	(11,755)	(27,218)
Increase (decrease) in cash arising from changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,192)	(126,157)
Prepaid software maintenance costs	(11,306)	—
Prepaid expenses and deposits	(2,182)	(3,211)
Accounts payable	(41,084)	22,098
Accrued salaries and other expenses	47,487	42,292
Income taxes payable	3,058	(266,010)
Deferred revenue	61,721	36,673

Net cash flows from operating activities	1,320,448	904,524

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(107,966)
Proceeds from sale of available-for-sale securities	—	90,086
Purchases of property and equipment	(242,125)	(311,654)
Software development costs	(15,363)	(219,018)
Purchase of Merkur Group, Inc.	(998,295)	—

Net cash flows from investing activities	(1,255,783)	(548,552)

Cash flows from financing activities:
Payments on bank line of credit	(160,000)	—
Issuance of common stock	—	90,375
Purchase of treasury shares	(75,000)	—

Net cash flows from financing activities	(235,000)	90,375

Net increase (decrease) in cash and cash equivalents	(170,335)	446,347
Cash and cash equivalents, beginning of year	2,209,782	1,763,435

Cash and cash equivalents, end of year	$2,039,447	2,209,782

Supplemental disclosures of cash flow items:
Income taxes paid	$637,561	706,311
Non cash transactions:
Issuance of common shares in connection with purchase of Merkur Group, Inc.	$568,692	—

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1: Basis of Presentation, Organization and Other Matters

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems, Inc. specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Edict customers use its solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group, Inc. develops and resells software, provides professional services, and provides technical maintenance and support that enable customers to automate delivery and receipt of inbound and outbound documents; Merkur Group, Inc. provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc., throughout the periods covered by this form 10-KSB, and its wholly-owned subsidiary, Merkur Group, Inc., since the date of its acquisition by Advant-e Corporation on July 2, 2007, and have been prepared in accordance with U. S. generally accepted accounting principles. Inter-company accounts and transactions are eliminated in consolidation.

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

Short-term Investments

Short-term investments are reported at fair value using available quoted market prices and consist of marketable equity and U. S. Treasury debt securities. These investments are classified as trading securities at December 31, 2007 and 2006. Through September 30, 2006 unrealized gains and losses, net of deferred taxes, were recorded in shareholders’ equity as other comprehensive income. In the fourth quarter of 2006 management determined that it was appropriate to reclassify the short-term investments from available-for-sale securities to trading securities due to the active and frequent buying and selling of the securities. In connection with this reclassification, all unrealized gains and losses, net of deferred taxes, at October 1, 2006 and for the fourth quarter of 2006 are included in earnings. The Company uses the specific identification method to determine the cost of securities sold.

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

The allowance for uncollectible accounts was $10,000 at December 31, 2007 and $23,000 at December 31, 2006.

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

Revenue from the sale of software and related products is recognized upon activation of the software and delivery to the customer when title and risk of loss are transferred. The Company follows the guidance provided in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon this guidance the Company records revenue from the sale of software and related products at gross, and the related software purchases are included in cost of sales. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from professional services is recognized upon performance of those services.

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

The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities, based on the technical merits of the position, in accordance with Financial Accounting Standards Board Interpretation No. 48.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of any outstanding warrants.

Advertising

All advertising costs are expensed as incurred. Advertising was $47,051 in 2007 and $24,921 in 2006.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements of SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2008, although earlier adoption is permitted. The Company did not early adopt and does not believe the adoption of this standard will have a material impact on the financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company did not early adopt the standard and does not believe the adoption of this standard will have a material impact on the financial statements.

In June 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company does not believe the adoption of this Standard will have a material impact on the financial statements.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). The Company does not believe the adoption of this Staff Accounting Bulletin will have a material impact on the financial statements.

Note 2: Acquisition

On July 2, 2007, Advant-e Corporation acquired 100% of the outstanding shares of Merkur Group, Inc., a Delaware corporation owned principally by the brother of the Company’s Chief Executive Officer. The results of Merkur Group, Inc.’s operations have been included in the consolidated financial statements since that date.

The aggregate purchase price of $1,566,987 was comprised of cash payments of $927,938 and issuance of 396,301 unregistered common shares valued at $568,692 to the former shareholders of Merkur Group, Inc. and $70,357 in related acquisition costs. The value of the unregistered common shares issued was determined based on a weighted-average market price of Advant-e Corporation’s common shares over the 5-trading day period from June 28, 2007 through July 5, 2007.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets and deposit	$632,624
Property and equipment	33,450
Goodwill	1,450,368
Other intangible assets	541,000

Total assets acquired	2,657,442

Liabilities, principally current	884,332
Deferred income taxes	206,123

Total liabilities assumed	1,090,455

Net assets acquired	$1,566,987

Of the $541,000 of acquired other intangible assets, $226,000 was assigned to proprietary internally developed and not commercially available for sale computer software, with a useful life of seven years; $130,000 was assigned to the Company’s contractual relationship resulting from its Certified Partner Agreement with a software supplier, with a useful life of five years; and $185,000 was assigned to customer relationships resulting in a recurring revenue stream, with a useful life of seven years. The amortization of the proprietary computer software and the contractual relationship are charged to cost of revenue and the amortization of the customer relationships is charged to marketing, general and administrative expenses. The goodwill related to this acquisition is not deductible for income tax purposes.

The following unaudited pro-forma information shows results of operations as if the acquisition had occurred at the beginning of those periods:

	Year Ended December 31,
	2007	2006
Revenue	8,048,049	7,543,459
Income before taxes	1,568,886	1,393,409
Net income	1,040,190	926,076
Basic earnings per share	0.15	0.14
Diluted earnings per share	0.15	0.14

Note 3: Short-term Investments

Short-term investments were classified as trading securities at December 31 and consisted of the following at fair value:

	2007	2006
Marketable equity securities	$280,750	263,906
U. S. Treasury notes	11,401	10,528

	$292,151	274,434

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

Note 4: Software Development costs

Software development costs at December 31, 2007 and 2006 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2006	$1,296,485	1,135,829	160,656
Additions	219,018	—	219,018
Disposals	(18,131)	(10,576)	(7,555)
Amortization expense	—	124,498	(124,498)

Balance, December 31, 2006	1,497,372	1,249,751	247,621
Additions	15,363	—	15,363
Amortization expense	—	68,746	(68,746)

Balance, December 31, 2007	$1,512,735	1,318,497	194,238

The unamortized costs relate exclusively to internal use software and costs associated with website development and related enhancements. The additions in 2007 relate to costs capitalized in connection with the development of a new hosted value-added application.

Note 5: Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Computer and office equipment	$915,012	648,691
Computer software	195,667	128,498
Leasehold improvements	34,290	34,290

	1,144,969	811,479
Accumulated depreciation	(711,311)	(424,782)

Property and equipment, net	$433,658	386,697

Note 6: Other Intangible Assets

Other intangible assets consist of the following at December 31, 2007:

	Fair Value	Accumulated Amortization	Net
Contractual vendor relationships	$130,000	13,000	117,000
Customer relationships	185,000	13,214	171,786
Proprietary computer software	226,000	16,142	209,858

	$541,000	42,356	498,644

The contractual vendor relationships are being amortized over five years; the customer relationships and proprietary computer software are being amortized over seven years. Amortization of other intangible assets was $42,356 in 2007. Estimated amortization of other intangible assets is $84,714 in each of the years 2008 through 2011 and $71,714 in 2012.

Note 7: Income Taxes

Income tax expense consists of the following:

	2007	2006
Current expense:
Federal	$581,646	380,792
State	58,973	59,509

	640,619	440,301

Deferred expense (benefit):
Federal	(60,740)	55,329
State	(8,992)	5,374

	(69,732)	60,703

Total income tax expense	$570,887	501,004

The following is a reconciliation of the income tax expense to the amount computed at the statutory rate of 34%:

	2007	2006
Income tax expense at statutory rate	$541,812	462,289
State income taxes	29,075	38,715

Income tax expense	$570,887	501,004

Deferred taxes consisted of the following at December 31:

	2007	2006
Deferred tax assets:
Accounts payable, accrued expenses, and other	$84,595	87,338
Allowance for uncollectible accounts	3,600	8,970
Deferred revenue	224,591	44,010
State income taxes	26,263	28,653

Total deferred tax assets	339,049	168,971

Deferred tax liabilities:
Appreciation on short-term investments	927	10,615
Capitalized software costs, net of accumulated amortization	71,868	94,096
Accounts receivable	188,441	195,249
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	74,663	79,429
Prepaid expenses	72,439	8,485
Other intangible assets	179,512	—

Total deferred tax liabilities	587,850	387,874

Net deferred tax liability	$248,801	218,903

The Company had no material uncertain tax positions in 2007 or at December 31, 2007.

Note 8: Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31, 2007 and 2006 follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2007
Earnings per share:
Net income available to shareholders	$1,022,679	6,655,808	$0.15

Year ended December 31, 2006
Basic and diluted earnings per share:
Net income available to shareholders—basic	$858,670	6,408,516	$0.13
Effect of potentially dilutive securities—warrants	—	26,099	—

Net income available to shareholders—diluted	$858,670	6,434,615	$0.13

Warrants for 75,000 shares at $1.205 per share were exercised in December 2006 resulting in proceeds of $90,375. No warrants were outstanding at December 31, 2007 and 2006, respectively.

Note 9: Lines of Credit

The Company has two lines of credit with two separate banks, a line of credit for borrowings up to $350,000 at the bank’s prime commercial interest rate plus one percent collateralized by substantially all of the assets of Merkur Group, Inc. and guaranteed by the Company, and another line of credit for borrowings up to $400,000 at the bank’s prime commercial interest rate and collateralized by substantially all of the assets of Edict Systems, Inc. Under both lines of credit, borrowings are payable on demand and the lines are renewable at the banks’ option. No borrowings are outstanding at December 31, 2007.

Note 10: Profit Sharing Plan

The Company has 401(k) plans covering employees who choose to participate in the plans. Company contributions are discretionary. The Company contributed $17,422 to the plans in 2007 and $7,465 to the plans in 2006.

Note 11: Financial Instruments and Concentration of Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of deposits in large Ohio-based regional banks, which exceed federally insured limits, and trade accounts receivable. The Company manages the risk regarding deposits in banks by using high quality financial institutions. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.

The carrying amounts and estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 approximates fair value.

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale almost exclusively from a single supplier. Purchases from this supplier totaled $339,718 during the period from July 2, 2007 to December 31, 2007. Currently the Company has a contract with that supplier through June 30, 2010. Similar software is available from other sources.

Note 12: Operating Leases

The Company is obligated under leases for office space and equipment that expire at various dates through August 2012. Lease expense was $141,714 in 2007 and $114,141 in 2006.

Minimum annual lease payments under these non-cancellable operating lease agreements are as follows:

2008	$148,567
2009	73,580
2010	73,173
2011	69,930
2012	17,483

Total	$382,733

Note 13: Segment Reporting

The company has two separately managed, reportable segments: Internet-based electronic commerce document processing (Edict Systems) and software based electronic document processing (Merkur Group). On July 2, 2007, the Company acquired Merkur Group, which sells software to customers who use the software to process business documents electronically. The Company evaluates the performance of each reportable segment based on segment profit, defined as income before taxes excluding the effects of acquisition-related amortization of other intangible assets and the resulting deferred income taxes. The accounting policies of the segments are the same as those described in Note 1 to the financial statements. The following segment information is for 2007 and at December 31, 2007 where applicable.

	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,075,605	1,088,025	(1,301)	7,162,329
Income before taxes	1,544,510	91,412	(42,356)	1,593,566
Income tax expense	553,023	33,112	(15,248)	570,887
Net income	991,487	58,300	(27,108)	1,022,679
Segment assets	3,331,196	756,620	1,918,536	6,006,352
Expenditures for property and equipment	222,518	19,607		242,125
Depreciation and amortization	285,447	11,913	42,356	339,716
Interest expense	181	6,003		6,184
Interest income	65,227	477		65,704

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A (T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2007, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	43 President/CEO/Chairman of the Board of Directors

James E. Lesch	62 Chief Financial Officer/Director

Jason K. Wadzinski is Chairman of the Board of Directors, CEO and President of Advant-e Corporation and has served in those capacities since the merger of Edict Systems, Inc. and Advant-e Corporation in 2000. He also serves as Chairman and CEO of Edict Systems, Inc. and has served in those capacities since he founded the Company in 1990. He has served as CEO of Merkur Group, Inc. since its acquisition on July 2, 2007. Mr. Wadzinski leads the Company’s strategic initiatives and product offerings.

James E. Lesch is Chief Financial Officer of Advant-e Corporation and has served in that capacity since January 1, 2005. He was appointed to the Company’s Board of Directors on April 25, 2005. From September 30, 2002 through December 31, 2004 he served as Director of Accounting for Advant-e Corporation.

No family relationship exists among directors and executive officers. No legal proceedings occurred during the last five years that are material to an evaluation of the ability or integrity of any director or executive officer.

The Company’s Code of Ethics for its principal executive officer, principal financial officer, or controller is available on the Company’s website at www.advant-e.com. The Company will provide any person, without charge, a copy of the code of ethics upon receipt of a written request addressed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd. Dayton, OH 45440.

Item 10.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Employer 401(k) Contribution	Total Compensation
Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2007	$191,000	15,000	1,910	207,910
	2006	208,000	10,000	800	218,800
James E. Lesch Chief Financial Officer/Member of the Board of Directors	2007	110,000	15,000	1,100	126,100
	2006	104,615	10,000	423	115,038

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

The following tables set forth as of March 31, 2008, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i) The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	53.7

(ii) The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	53.7

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (1 person)	3,658,508	0	53.7

(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	53.7
Total shares outstanding at March 31, 2008	6,815,015

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 13.	Exhibits.

Exhibit Number	Description	Method of Filing
2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed (E)

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

14	Code of ethics	Previously filed (D)

21	Subsidiaries of the registrant	Filed herewith (F)

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000 and with Form 10-QSB for the quarter ended September 30, 2001 filed as of November 14, 2001
(D)	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.
(E)	Filed with Form 8-K on July 2, 2007.
(F)	Filed with Form 10-SB filed as of July 11, 2000 and filed herewith to add subsidiary purchased on July 2, 2007

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2007	2006
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-QSB and review of SB-2 Registration Statement	$58,501	$43,485
Audit-Related Fees
Audit fees for the audit of Merkur Group, Inc. for 2006 and 2005	51,780	—
Research and consultation on various financial reporting and accounting matters	5,150	5,710
Tax Fees—preparation of federal and state income and personal property tax returns and tax advice on various issues	6,150	7,605

Total	$121,581	$56,800

Professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2008	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 31, 2008	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors