Form 10-Q
period 2008-03-31
ADVANT E CORP
filed 2008-05-15
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 0-30983

ADVANT-E CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0339012
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2680 Indian Ripple Rd.

Dayton, Ohio 45440

(Address of principal executive offices)

(937) 429-4288

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2008 the issuer had 6,815,015 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$2,345,234	1,416,323
Cost of revenue	920,846	508,568

Gross margin	1,424,388	907,755
Marketing, general and administrative expenses	1,006,002	713,478

Operating income	418,386	194,277
Other income, net	5,204	22,668

Income before income taxes	423,590	216,945
Income tax expense	158,680	85,800

Net income	$264,910	131,145

Basic and diluted earnings per share	$0.04	0.02

Weighted average shares outstanding	6,815,015	6,478,714

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,661,648	2,039,447
Short-term investments	285,882	292,151
Accounts receivable, net	936,604	805,241
Prepaid software maintenance costs	209,529	183,618
Prepaid expenses and deposits	120,663	68,930
Deferred income taxes	161,136	40,057

Total current assets	4,375,462	3,429,444
Software development costs, net	173,792	194,238
Property and equipment, net	468,445	433,658
Goodwill	1,474,615	1,450,368
Other intangible assets, net	477,466	498,644

Total assets	$6,969,780	6,006,352

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$536,305	211,738
Accrued salaries and other expenses	325,245	273,210
Income taxes payable	197,283	112,700
Deferred revenue	802,367	645,093

Total current liabilities	1,861,200	1,242,741
Deferred income taxes	368,917	288,858

Total liabilities	2,230,117	1,531,599

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,875,015 shares issued; 6,815,015 shares outstanding	6,875	6,875
Paid-in capital	2,210,200	2,210,200
Retained earnings	2,597,588	2,332,678
Treasury stock at cost, 60,000 shares	(75,000)	(75,000)

Total shareholders’ equity	4,739,663	4,474,753

Total liabilities and shareholders’ equity	$6,969,780	6,006,352

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$264,910	131,145
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	63,399	48,487
Amortization of software development costs	20,446	18,088
Amortization of other intangible assets	21,178	—
Deferred income taxes	(41,020)	21,033
Purchases of trading securities	(80,477)	(74,483)
Proceeds from sales of trading securities	78,007	79,679
Net unrealized losses on trading securities	14,078	—
Net realized gains on sales of securities	(5,339)	(6,608)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(131,363)	28,691
Prepaid software maintenance costs	(25,911)	—
Prepaid expenses and deposits	(51,733)	(28,131)
Accounts payable	324,567	12,513
Accrued salaries and other expenses	52,035	(32,011)
Income taxes payable	60,336	(40,233)
Deferred revenue	157,274	3,498

Net cash flows from operating activities	720,387	161,668

Cash flows from investing activities:
Purchases of property and equipment	(98,186)	(42,800)
Software development costs	—	(15,363)

Net cash flows from investing activities	(98,186)	(58,163)

Net increase in cash and cash equivalents	622,201	103,505
Cash and cash equivalents, beginning of period	2,039,447	2,209,782

Cash and cash equivalents, end of period	$2,661,648	2,313,287

Supplemental disclosures of cash flow items:
Income taxes paid	$138,100	105,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying consolidated condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and notes to financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2007 Form 10-KSB filed with the Securities and Exchange Commission.

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Edict customers use its solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries throughout the United States and Canada.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc., throughout the periods covered by this form 10-Q, and its wholly-owned subsidiary, Merkur Group, Inc., since the date of its acquisition by Advant-e Corporation on July 2, 2007. Inter-company accounts and transactions are eliminated in consolidation.

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

Note 2: Acquisition

On July 2, 2007, Advant-e Corporation acquired 100% of the outstanding shares of Merkur Group, Inc. The results of Merkur Group, Inc.’s operations have been included in the consolidated financial statements since that date.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets and deposit	$632,624
Property and equipment	33,450
Goodwill	1,474,615
Other intangible assets	541,000

Total assets acquired	2,681,689

Liabilities, principally current, assumed	908,579
Deferred income taxes	206,123

Total liabilities assumed	1,114,702

Net assets acquired	$1,566,987

The following unaudited pro-forma information shows results of operations as if the acquisition had occurred at the beginning of 2007. Results for 2008 are actual results for comparative purposes.

	Three Months Ended March 31,
	2008	2007
Revenue	$2,345,234	1,893,975
Income before income taxes	423,590	230,700
Net income	264,910	146,054
Basic and diluted earnings per share	$0.04	0.02

Other intangible assets consist of the following at March 31, 2008:

	Fair Value	Accumulated Amortization	Net
Contractual vendor relationships	$130,000	19,500	110,500
Customer relationships	185,000	19,821	165,179
Proprietary computer software	226,000	24,213	201,787

	$541,000	63,534	477,466

Amortization of other intangible assets was $21,178 in the first quarter of 2008.

Note 3: Lines of Credit

At March 31, 2008, the Company had two bank lines of credit totaling $750,000. Subsequently, the Company increased these lines of credit to total $1,050,000. The lines of credit are at interest rates up to the prime commercial rate plus one percent and are collateralized by substantially all of the Company’s assets. Any borrowings are payable upon demand. A line of credit for $350,000 is renewable at the bank’s option, and a line of credit for $700,000 expires on May 5, 2009. No borrowings are outstanding at March 31, 2008.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2008	2007
Current expense	$199,700	64,767
Deferred expense (benefit)	(41,020)	21,033

Total income tax expense	$158,680	85,800

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended March 31,
		2007
Income taxes at federal statutory rate	$144,021	73,761
State income taxes and other	14,659	12,039

Income tax expense	$158,680	85,800

Note 5: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment based on segment profit, income before taxes, less amortization expense and deferred income tax adjustments related to the purchase of Merkur Group, Inc. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the quarter ended March 31, 2008:

	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,609,769	736,081	(616)	2,345,234
Income before income taxes	358,323	86,445	(21,178)	423,590
Income tax expense	135,366	30,938	(7,624)	158,680
Net Income	222,957	55,507	(13,554)	264,910
Segment assets	$3,726,505	1,291,194	1,952,081	6,969,780

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Note 6: Fair Value

On January 1, 2008, the Company adopted the required provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or not market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2008. The Company does not have any liabilities required to be reported in accordance with SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Treasury securities	$11,954	—	—	11,954
Marketable equity securities	273,928	—	—	273,928

	$285,882	—	—	285,882

Treasury securities and marketable equity securities are included in short-term investments in the condensed consolidated balance sheet.

Note 7: Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets include the Company’s goodwill and other intangible assets. The Company does not have any non-financial liabilities. The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

ITEM2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within the chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. This item should be read in conjunction with “Item 1. Financial Statements” and other items contained elsewhere in this report.

Products and services

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Edict customers use its solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries throughout the United States and Canada.

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

Revenue from the sale of software and related products is recognized upon delivery of the software to the customer when title and risk of loss are transferred. The Company follows the guidance provided in Emerging Issues Task Force Abstract (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Based upon this guidance the Company records revenue from the sale of software and related products at gross, and the related software purchases are included in cost of sales. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

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

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets include the Company’s goodwill and other intangible assets. The Company does not have any non-financial liabilities. The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Executive Summary

Results of operations for the first quarter of 2008 and 2007, presented as percentages of revenues, are summarized below:

	Q1 2008	% of Net Revenue	Q1 2007	% of Net Revenue
Revenue	$2,345,234	100%	1,416,323	100%
Cost of revenue	920,846	39	508,568	36

Gross Margin	1,424,388	61	907,755	64
Marketing, general and administrative expenses	1,006,002	43	713,478	50

Operating income	418,386	18	194,277	14
Other income, net	5,204	—	22,668	2

Income before taxes	423,590	18	216,945	16
Income tax expense	158,680	7	85,800	6

Net income	$264,910	11%	131,145	10%

•	Revenue of $2,345,234 in the first quarter of 2008 increased by $928,911, or 66%, compared to revenue in the first quarter of 2007.

•	Net income in the first quarter of 2008 of $264,910 increased by $133,765, or 102%, compared to net income in the first quarter of 2007.

Revenue

Revenue in the first quarter of 2008 increased by $928,911, or 66%, compared to revenue in the first quarter of 2007, resulting from revenue from software related products and services sold by Merkur Group, Inc., a wholly-owned subsidiary acquired on July 2, 2007, and continued growth of the Company’s internet-based EDI services, as indicated below:

	Q1 2008		Q1 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$1,609,153	69%	1,416,323	100%	192,830	14%
Merkur Group products and services	736,081	31	—	—	736,081	n/a

Total revenue	$2,345,234	100%	1,416,323	100%	928,911	66%

Revenue from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q1 2008		Q1 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,138,734	71%	978,542	69%	160,192	16%
AutomotiveEC	148,467	9	106,882	7	41,585	39
Other Web EDI	55,285	4	53,392	4	1,893	4
EnterpriseEC	230,227	14	222,024	16	8,203	4
Other products and services	36,440	2	55,483	4	(19,043)	(34)

Total	$1,609,153	100%	1,416,323	100%	192,830	14%

Revenue from the sale of Internet based EDI services to companies in the grocery industry (GroceryEC), which comprised 71% of revenue in the first quarter of 2008 compared to 69% in the first quarter in 2007, increased by $160,192, or 16% in Q1 2008 over Q1 2007. This growth reflects the Company’s strong presence in the grocery industry and continued expansion of the Company’s network of large hubs and their suppliers. The Company expects to continue to allocate resources to strengthen its position of serving small and medium sized suppliers of large grocery store companies.

Revenue from the sale of Internet based EDI services to companies in the automotive industry (AutomotiveEC), which comprised 9% of revenue in the first quarter of 2008 compared to 7% in the first quarter in 2007, increased by $41,585, or 39%, in Q1 2008 over Q1 2007. The Company is continuing its efforts to build on its current base in the automotive industry and to diversify and develop additional business in related industries.

Revenue from EnterpriseEC, the Company’s Electronic Trading Network (ETN) and trading community management platform, which comprised 14% of revenue in the first quarter of 2008 compared to 16% in the first quarter of 2007, increased $8,203, or 4%, in Q1 2008 over Q1 2007. The decrease in EnterpriseEC revenue as a percentage of total Edict Systems revenue and a slower growth rate is primarily due to pricing pressures and the availability of alternate connectivity options.

Revenue from the sale of software based products and services sold by Merkur Group in the first quarter of 2008 is summarized below:

	Amount	% of Total
Software	$359,583	49%
Hardware	77,508	10
Maintenance contracts	218,742	30
Professional services	80,248	11

Total	$736,081	100%

Gross Margin

The Company’s gross margin, as a percent of revenue, was 61% in the first quarter of 2008 compared to 64% in the first quarter of 2007. The gross margin decline was attributable primarily to sales by Merkur Group of software and related products that have lower gross margins than the Internet based products and services sold by Edict Systems.

Cost of revenue in the first quarter of 2008 increased by $412,278, compared to cost of revenue in the first quarter of 2007, due almost entirely to the inclusion of $416,416 of cost of products sold by Merkur Group in results of operations in the first quarter of 2008.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $292,524, or 41%, in the first quarter of 2008 compared to the first quarter of 2007, due primarily to the inclusion in Q1 2008 results of $255,739 for marketing, general and administrative expenses incurred by Merkur Group and increased expenses for accounting and auditing and employment service fees. As a percent of revenue, however, marketing, general and administrative expenses decreased from 50% of revenue in the first quarter of 2007 to 43% of revenue in the first quarter of 2008 due primarily to relatively lower marketing general and administrative expenses as a percent of revenue for Merkur Group compared to Edict Systems.

Capitalized Development Costs The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at March 31, 2008:

Product	Cost	Accumulated Amortization	Net
Web EDI and enhancements	$796,721	796,721	—
Web EDI, new version	229,990	67,081	162,909
EnterpriseEC	470,661	470,661	—
ValidateEC	15,363	4,480	10,883

Total	$1,512,735	1,338,943	173,792

Liquidity and Capital Resources

In the first three months of 2008, net cash flows from operating activities amounted to $720,387 compared to $161,668 in the first three months of 2007. This increase was related primarily to increased net income, increased amounts of non-cash charges for depreciation and amortization, and increases in accounts payable, deferred revenue, and accounts receivable resulting from the sale of software products in the first quarter of 2008.

ITEM 4T. Controls and Procedures

Attached as exhibits to the Form 10-Q are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). These “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

The CEO and the CFO have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended March 31, 2008.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of shares purchased	(b) Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 9, 2007	60,000	$1.25	60,000	$675,000
Total	60,000	$1.25	60,000	$675,000

On August 9, 2007 the Company publicly announced, in a press release and in Form 8-K filed with the SEC, a share repurchase program for up to $750,000 in fair market value of the Company’s common stock through June 30, 2008 on the open market or in privately negotiated transactions.

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

Advant-e Corporation
(Registrant)

May 15, 2008	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 15, 2008	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors