Form 10-Q
period 2008-06-30
ADVANT E CORP
filed 2008-08-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2008 the issuer had 6,815,015 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$2,300,267	1,481,150	4,645,501	2,897,473
Cost of revenue	902,780	482,776	1,823,626	991,344

Gross margin	1,397,487	998,374	2,821,875	1,906,129
Marketing, general and administrative expenses	979,392	641,471	1,985,394	1,354,949

Operating income	418,095	356,903	836,481	551,180
Other income, net	18,407	32,587	23,611	55,255

Income before income taxes	436,502	389,490	860,092	606,435
Income tax expense	156,877	147,917	315,557	233,717

Net income	$279,625	241,573	544,535	372,718

Basic and diluted earnings per share	$.04	.04	.08	.06

Weighted average shares outstanding	6,815,015	6,478,714	6,815,015	6,478,714

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,536,240	2,039,447
Short-term investments	273,727	292,151
Accounts receivable, net	980,441	805,241
Prepaid software maintenance costs	212,088	183,618
Prepaid expenses and deposits	44,705	68,930
Deferred income taxes	168,804	40,057

Total current assets	4,216,005	3,429,444
Software development costs, net	153,346	194,238
Property and equipment, net	420,758	433,658
Goodwill	1,474,615	1,450,368
Other intangible assets, net	456,288	498,644

Total assets	$6,721,012	6,006,352

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$321,397	211,738
Accrued salaries and other expenses	294,352	273,210
Income taxes payable	13,260	112,700
Deferred revenue	735,230	645,093

Total current liabilities	1,364,239	1,242,741
Deferred income taxes	337,485	288,858

Total liabilities	1,701,724	1,531,599

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,815,015 shares issued and outstanding at June 30, 2008; 6,875,015 shares issued and 6,815,015 shares outstanding at December 31, 2007	6,815	6,875
Paid-in capital	2,135,260	2,210,200
Retained earnings	2,877,213	2,332,678
Treasury stock at cost, 60,000 shares at December 31, 2007	—	(75,000)

Total shareholders’ equity	5,019,288	4,474,753

Total liabilities and shareholders’ equity	$6,721,012	6,006,352

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$544,535	372,718
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	133,158	100,219
Amortization of software development costs	40,892	27,854
Amortization of other intangible assets	42,356	—
Deferred income taxes	(80,120)	(18,268)
Purchases of trading securities	(146,993)	(107,507)
Proceeds from sales of trading securities	162,965	125,968
Net unrealized (gains) losses on trading securities	13,016	(6,376)
Net realized gains on sales of securities	(10,564)	(13,377)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(175,200)	45,446
Prepaid software maintenance costs	(28,470)	—
Prepaid expenses and deposits	24,225	(4,419)
Accounts payable	109,659	(7,294)
Accrued salaries and other expenses	21,142	19,653
Income taxes payable	(123,687)	424
Deferred revenue	90,137	3,270

Net cash flows from operating activities	617,051	538,311

Cash flows from investing activities:
Purchases of property and equipment	(120,258)	(92,950)
Software development costs	—	(15,363)

Net cash flows from investing activities	(120,258)	(108,313)

Net increase in cash and cash equivalents	496,793	429,998
Cash and cash equivalents, beginning of period	2,039,447	2,209,782

Cash and cash equivalents, end of period	$2,536,240	2,639,780

Supplemental disclosures of cash flow items:
Income taxes paid	$518,100	251,561
Non-cash transaction
Retirement of 60,000 shares repurchased in 2007 and held as treasury stock	75,000	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

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

Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2007 Form 10-KSB filed with the Securities and Exchange Commission.

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries throughout the United States and Canada.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those considered in the assessment of recoverability of capitalized software development costs, those used in the assessment of potential impairment of goodwill, and those used in recording prepaid software maintenance costs and deferred revenue. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$2,300,267	1,887,847	4,645,501	3,781,822
Income before income taxes	436,502	374,114	860,092	598,369
Net income	279,625	234,225	544,535	376,283
Basic and diluted earnings per share	.04	.03	.08	.06

Other intangible assets consist of the following at June 30, 2008:

	Fair Value	Accumulated Amortization	Net
Contractual vendor relationships	$130,000	26,000	104,000
Customer relationships	185,000	26,428	158,572
Proprietary computer software	226,000	32,284	193,716

	$541,000	84,712	456,288

Amortization of other intangible assets was $21,178 and $42,356 in the three months and six months ended June 30, 2008.

Management assesses goodwill related to the acquisition of Merkur Group, Inc. for impairment on an annual basis in accordance with the provisions of Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets. Management completed the annual impairment test at the one year anniversary of the acquisition of Merkur Group, Inc. and determined that no impairment currently exists.

Note 3: Lines of Credit

At June 30, 2008, the Company had two bank lines of credit totaling $1,350,000. The lines of credit are at interest rates up to the prime commercial rate plus one percent and are collateralized by substantially all of the Company’s assets. Any borrowings are payable upon demand. A line of credit for $350,000 is renewable at the bank’s option, and a line of credit for $1,000,000 expires on May 5, 2009. No borrowings are outstanding at June 30, 2008.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current expense	$195,977	187,218	395,677	251,985
Deferred benefit	(39,100)	(39,301)	(80,120)	(18,268)

Total income tax expense	$156,877	147,917	315,557	233,717

The following is a reconciliation of income tax at the federal statutory rate of 34% to the income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income taxes at federal statutory rate	$148,411	132,427	292,431	206,188
State income taxes	8,466	15,490	23,126	27,529

Income tax expense	$156,877	147,917	315,557	233,717

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

The following segment information is for the three months ended June 30, 2008 and includes segment assets at June 30, 2008:

	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,694,138	606,872	(743)	2,300,267
Income before income taxes	396,120	61,560	(21,178)	436,502
Income tax expense	140,114	24,387	(7,624)	156,877
Net Income	256,006	37,173	(13,554)	279,625
Segment assets at June 30, 2008	3,766,820	1,023,289	1,930,903	6,721,012

The following segment information is for the six months ended June 30, 2008:

	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,303,907	1,342,953	(1,359)	4,645,501
Income before income taxes	754,443	148,005	(42,356)	860,092
Income tax expense	275,480	55,325	(15,248)	315,557
Net Income	478,963	92,680	(27,108)	544,535

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

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

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2008. The Company does not have any liabilities required to be reported in accordance with SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Treasury securities	$11,457	—	—	11,457
Marketable equity securities	262,270	—	—	262,270

	$273,727	—	—	273,727

Treasury securities and marketable equity securities are included in short-term investments in the condensed consolidated balance sheet.

Note 7: Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets include the Company’s goodwill and other intangible assets. The Company does not have any non-financial liabilities. The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on our overall results of operations, financial position, or cash flows.

In June 2008, the Financial Accounting Standards Board issued Staff Position EITF (“FSP EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of Earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Products and services

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries throughout the United States and Canada.

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

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets include the Company’s goodwill and other intangible assets. The Company does not have any non-financial liabilities. The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on our overall results of operations, financial position, or cash flows.

In June 2008, the Financial Accounting Standards Board issued Staff Position EITF (“FSP EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of Earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Results of operations for the second quarter of 2008 and 2007, presented as percentages of revenues, are summarized below:

	Q2 2008	% of Net Revenue	Q2 2007	% of Net Revenue
Revenue	$2,300,267	100%	1,481,150	100%
Cost of revenue	902,780	39	482,776	33

Gross Margin	1,397,487	61	998,374	67
Marketing, general and administrative expenses	979,392	43	641,471	43

Operating income	418,095	18	356,903	24
Other income, net	18,407	1	32,587	2

Income before taxes	436,502	19	389,490	26
Income tax expense	156,877	7	147,917	10

Net income	$279,625	12%	241,573	16%

Revenue

Revenue in the second quarter of 2008 increased by $819,117, or 55%, compared to revenue in the second quarter of 2007. The increase resulted from the incremental revenue from software related products and services sold by Merkur Group, Inc., a wholly-owned subsidiary acquired on July 2, 2007, and continued growth of the Company’s internet-based EDI services, as indicated below:

	Q2 2008		Q2 2007		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$1,694,138	74%	1,481,150	100%	212,988	14%
Merkur Group products and services	606,129	26	—	—	606,129	n/a

Total revenue	$2,300,267	100%	1,481,150	100%	819,117	55%

Revenue in the second quarter of 2008 and 2007 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q2 2008		Q2 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,172,014	70%	1,026,952	69%	145,062	14%
AutomotiveEC	156,434	9	120,790	8	35,644	30
Other Web EDI	53,498	3	51,212	4	2,286	4
EnterpriseEC	259,642	15	225,806	15	33,836	15
Other products and services	52,550	3	56,390	4	(3,840)	(7)

Total	$1,694,138	100%	1,481,150	100%	212,988	14%

Growth in revenue from sales of Internet-based EDI services to companies in the grocery industry (GroceryEC) reflects the Company’s strong presence in the grocery industry and continued expansion of the Company’s network of large hubs and their suppliers. The Company expects to continue to allocate resources to strengthen its position of serving small and medium sized suppliers of large grocery store companies.

The growth in revenue from sales of Internet-based EDI services in the automotive industry (AutomotiveEC) results from the Company’s continuing effort to build on its current base in the automotive industry and to diversify and develop additional business in related industries.

EnterpriseEC revenue continues to suffer from pricing pressures and the availability of alternate connectivity options.

Revenue from the sale of software based products and services sold by Merkur Group in the second quarter of 2008 is summarized below:

	Amount	% of Total
Software	$194,814	32%
Hardware	65,816	11
Maintenance contracts	211,894	35
Professional services	133,605	22

Total	$606,129	100%

Gross Margin

The Company’s gross margin, as a percent of revenue, was 61% in the second quarter of 2008 compared to 67% in the second quarter of 2007. The gross margin decline was attributable primarily to sales by Merkur Group of software and related products that have lower gross margins than the Internet based products and services sold by Edict Systems.

Cost of revenue in the second quarter of 2008 increased by $420,004, or 87%, compared to cost of revenue in the second quarter of 2007. The increase resulted primarily from the inclusion of $340,027 of cost of products sold by Merkur Group in results of operations in the second quarter of 2008, additional personnel related costs, and amortization of software development costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $337,921, or 53%, in the second quarter of 2008 compared to the second quarter of 2007. The increase resulted primarily from the inclusion in Q2 2008 results of $228,437 for marketing, general and administrative expenses incurred by Merkur Group, salary increases for key personnel, and additional travel and other sales-related expenses.

Net income

Net income in the second quarter of 2008 of $279,625 increased by $38,052, or 16%, compared to net income in the second quarter of 2007. The increase is attributable primarily to the net income contributed by Merkur Group.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Results of operations for six months ended June 30, 2008 and 2007, presented as percentages of revenues, are summarized below:

	Six months ended June 30, 2008	% of Net Revenue	Six months ended June 30, 2007	% of Net Revenue
Revenue	$4,645,501	100%	2,897,473	100%
Cost of revenue	1,823,626	39	991,344	34

Gross Margin	2,821,875	61	1,906,129	66
Marketing, general and administrative expenses	1,985,394	43	1,354,949	47

Operating income	836,481	18	551,180	19
Other income, net	23,611	1	55,255	2

Income before taxes	860,092	19	606,435	21
Income tax expense	315,557	7	233,717	8

Net income	$544,535	12%	372,718	13%

Revenue

Revenue for the six months ended June 30, 2008 increased by $1,748,028, or 60%, compared to revenue in the first six months of 2007, resulting from revenue from software related products and services sold by Merkur Group, Inc., a wholly-owned subsidiary acquired on July 2, 2007, and continued growth of the Company’s internet-based EDI services, as indicated below:

	Six months ended June 30, 2008		Six months ended June 30, 2007		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$3,303,907	71%	2,897,473	100%	406,434	14%
Merkur Group products and services	1,341,594	29	—	—	1,341,594	n/a

Total revenue	$4,645,501	100%	2,897,473	100%	1,748,028	60%

Revenue for the first six months of 2008 and 2007 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Six months ended June 30, 2008		Six months ended June 30, 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$2,311,365	70%	2,005,494	69%	305,871	15%
AutomotiveEC	305,088	9	227,672	8	77,416	34
Other Web EDI	108,596	3	104,603	4	3,993	4
EnterpriseEC	489,869	15	447,830	15	42,039	9
Other products and services	88,989	3	111,874	4	(22,885)	(20)

Total	$3,303,907	100%	2,897,473	100%	406,434	14%

Growth in revenue from sales of Intenet-based EDI services to companies in the grocery industry (GroceryEC) reflects the Company’s strong presence in the grocery industry and continued expansion of the Company’s network of large hubs and their suppliers.

The growth in revenue from sales of internet-based EDI services to companies in the automotive industry (AutomotiveEC) results from the Company’s continuing effort to build on its current base in the automotive industry and to diversify and develop additional business in related industries.

EnterpriseEC revenue continues to suffer from pricing pressures and the availability of alternate connectivity options.

Revenue from the sale of software based products and services sold by Merkur Group for the six months ended June 30, 2008 is summarized below:

	Amount	% of Total
Software	$553,781	41%
Hardware	143,324	11
Maintenance contracts	430,636	32
Professional services	213,853	16

Total	$1,341,594	100%

Gross Margin

The Company’s gross margin, as a percent of revenue, was 61% in the six months ended June 30, 2008 compared to 66% in the same period in 2007. The gross margin decline was attributable primarily to sales by Merkur Group of software and related products that have lower gross margins than the Internet based products and services sold by Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $630,445, or 47%, in the first six months of 2008 compared to the first six months of 2007, due primarily to the incremental expenses incurred by Merkur Group and increased expenses for accounting and auditing and employment service fees. As a percent of revenue, however, marketing, general and administrative expenses decreased from 47% of revenue for the six months in 2007 to 43% of revenue in the first six months of 2008 due primarily to relatively lower marketing general and administrative expenses as a percent of revenue for Merkur Group compared to Edict Systems.

Net income

Net income for the six months ended June 30, 2008 of $544,535 increased by $171,817, or 46%, compared to net income for the six months ended June 30, 2007. This increase was due largely to the $133,744 increase in net income in the first quarter of 2008 over net income in the first quarter of 2007.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at June 30, 2008:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$229,990	86,246	143,744
ValidateEC	15,363	5,761	9,602

Total	$245,353	92,007	153,346

Liquidity and Capital Resources

In the six months ended June 30, 2008, the Company generated net cash flows from operating activities of $617,051, invested $120,258 into primarily computer system infrastructure improvements and increased its balance of cash and cash equivalents by $496,793.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended June 30, 2008.

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

Advant-e Corporation
(Registrant)

August 14, 2008	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 14, 2008	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors