Form 10-Q
period 2008-09-30
ADVANT E CORP
filed 2008-11-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008 the issuer had 6,719,311 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenue	$2,067,253	2,178,155	6,712,754	5,075,628
Cost of revenue	792,351	818,716	2,615,977	1,810,060

Gross margin	1,274,902	1,359,439	4,096,777	3,265,568
Marketing, general and administrative expenses	884,584	876,090	2,869,978	2,231,039

Operating income	390,318	483,349	1,226,799	1,034,529
Other income (loss), net	(25,852)	18,002	(2,241)	73,257

Income before income taxes	364,466	501,351	1,224,558	1,107,786
Income tax expense	117,387	165,467	432,944	399,184

Net income	$247,079	335,884	791,614	708,602

Basic and diluted earnings per share	$.04	.05	.12	.11

Weighted average shares outstanding	6,791,399	6,845,015	6,807,085	6,612,266

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,702,779	2,039,447
Short-term investments	265,515	292,151
Accounts receivable, net	727,334	805,241
Prepaid software maintenance costs	182,787	183,618
Prepaid expenses and deposits	56,235	68,930
Prepaid income taxes	55,553	—
Deferred income taxes	154,262	40,057

Total current assets	4,144,465	3,429,444
Software development costs, net	132,900	194,238
Property and equipment, net	390,761	433,658
Goodwill	1,474,615	1,450,368
Other intangible assets, net	435,110	498,644

Total assets	$6,577,851	6,006,352

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$191,730	211,738
Accrued salaries and other expenses	251,147	273,210
Income taxes payable	—	112,700
Deferred revenue	648,046	645,093

Total current liabilities	1,090,923	1,242,741
Deferred income taxes	309,143	288,858

Total liabilities	1,400,066	1,531,599

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,772,061 shares issued and 6,755,961 outstanding at September 30, 2008; 6,875,015 shares issued and 6,815,015 shares outstanding at December 31, 2007	6,772	6,875
Paid-in capital	2,070,872	2,210,200
Retained earnings	3,124,291	2,332,678
Treasury stock at cost, 16,100 shares at September 30, 2008 and 60,000 shares at December 31, 2007	(24,150)	(75,000)

Total shareholders’ equity	5,177,785	4,474,753

Total liabilities and shareholders’ equity	$6,577,851	6,006,352

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$791,614	708,602
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	205,845	162,233
Amortization of software development costs	61,338	48,300
Amortization of other intangible assets	63,534	21,178
Deferred income taxes	(93,920)	(41,784)
Purchases of trading securities	(213,754)	(154,868)
Proceeds from sales of trading securities	209,724	159,184
Net unrealized (gains) losses on trading securities	38,095	(12,573)
Net realized gains on sales of securities	(7,429)	(12,972)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	77,906	(101,139)
Prepaid software maintenance costs	831	(26,430)
Prepaid expenses and deposits	12,695	(3,841)
Prepaid income taxes	(55,553)	—
Accounts payable	(20,008)	70,493
Accrued salaries and other expenses	(22,063)	68,320
Income taxes payable	(136,947)	6,407
Deferred revenue	2,953	38,310

Net cash flows from operating activities	914,861	929,420

Cash flows from investing activities:
Purchases of property and equipment	(162,948)	(181,246)
Software development costs	—	(15,363)
Cash paid for purchase of Merkur Group, Inc.	—	(971,338)

Net cash flows from investing activities	(162,948)	(1,167,947)

Cash flows from financing activities:
Net payments on bank line of credit	—	(20,000)
Purchase of treasury stock	(88,581)	(75,000)

Net cash flows from financing activities	(88,581)	(95,000)

Net increase in cash and cash equivalents	663,332	(333,527)
Cash and cash equivalents, beginning of period	2,039,447	2,209,782

Cash and cash equivalents, end of period	$2,702,779	1,876,255

Supplemental disclosures of cash flow items:
Income taxes paid	$718,100	434,561
Non-cash transactions
Retirement of 60,000 shares purchased in 2007 and held as treasury stock	75,000	—
Common stock issued in connection with purchase of Merkur Group, Inc.	—	568,692

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

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

Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2007 Form 10-KSB filed with the Securities and Exchange Commission.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenue	$2,067,253	2,178,155	6,712,754	5,961,348
Income before income taxes	364,466	501,351	1,224,558	1,138,892
Net income	247,079	335,884	791,614	776,826
Basic and diluted earnings per share	.04	.05	.12	.11

Other intangible assets consist of the following at September 30, 2008:

	Fair Value	Accumulated Amortization	Net
Contractual vendor relationships	$130,000	32,500	97,500
Customer relationships	185,000	33,035	151,965
Proprietary computer software	226,000	40,355	185,645

	$541,000	105,890	435,110

Amortization of other intangible assets was $21,178 and $63,534 in the three months and nine months ended September 30, 2008, and $21,178 in both the three-month and nine-month periods ended September 30, 2007.

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

Note 3: Lines of Credit

At September 30, 2008, the Company had a bank line of credit totaling $1,000,000 at an interest rate of the prime commercial rate and is collateralized by substantially all of the Company’s assets. Any borrowings are payable upon demand. The line of credit expires on May 5, 2009. No borrowings are outstanding at September 30, 2008.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Current expense	$131,187	188,983	526,864	440,968
Deferred benefit	(13,800)	(23,516)	(93,920)	(41,784)

Net income tax expense	$117,387	165,467	432,944	399,184

The difference between the income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effect of state income taxes.

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

The following is segment information for the three months and nine months ended September 30, 2008 and 2007, respectively, and includes segment assets at September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,712,761	355,262	(770)	2,067,253
Income before income taxes	413,424	(27,780)	(21,178)	364,466
Income tax expense (benefit)	137,886	(12,875)	(7,624)	117,387
Net Income (loss)	275,538	(14,905)	(13,554)	247,079
Segment assets at September 30, 2008	3,343,734	1,268,839	1,965,278	6,577,851

	Three Months Ended September 30, 2007
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,567,855	610,300	—	2,178,155
Income before income taxes	465,386	57,143	(21,178)	501,351
Income tax expense	154,258	18,833	(7,624)	165,467
Net Income	311,128	38,310	(13,554)	335,884
Segment assets at September 30, 2007	3,223,312	885,272	1,826,295	5,934,879

	Nine Months Ended September 30, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$5,016,668	1,698,215	(2,129)	6,712,754
Income before income taxes	1,167,866	120,226	(63,534)	1,224,558
Income tax expense	413,366	42,450	(22,872)	432,944
Net Income	754,500	77,776	(40,662)	791,614

	Nine Months Ended September 30, 2007 (b)
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$4,465,328	610,300	—	5,075,628
Income before income taxes	1,071,821	57,143	(21,178)	1,107,786
Income tax expense	387,975	18,833	(7,624)	399,184
Net Income	683,846	38,310	(13,554)	708,602

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.
(b)	Information for the software segment begins on July 2, 2007, the acquisition date of Merkur Group, Inc.

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

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2008. The Company does not have any liabilities required to be reported in accordance with SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Treasury securities	$11,593	—	—	11,593
Marketable equity securities	253,922	—	—	253,922

	$265,515	—	—	265,515

Treasury securities and marketable equity securities are included in short-term investments in the condensed consolidated balance sheets.

The fair value of the Company’s short-term investments declined $47,920 to $217,595 as of November 11, 2008.

Note 7: Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued Staff Position FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets include the Company’s goodwill and other intangible assets. The Company does not have any non-financial liabilities. The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and are expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on its overall results of operations, financial position, or cash flows.

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

Note 8: Subsequent Event

On October 10, 2008, the Board of Directors declared a cash dividend of $.14 per common share payable to shareholders of record as of October 24, 2008 and payable no later than November 24, 2008.

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

Revenues from Internet-based products and services are comprised of four components—account activation and trading partner set-up fees, monthly subscription fees, usage based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

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

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and are expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on its overall results of operations, financial position, or cash flows.

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

Results of Operations

Executive Summary

Revenue for the third quarter of 2008 of $2,067,253 decreased by $110,902, or 5%, compared to revenue for third quarter of 2007 of $2,178,155. The decline was attributable to the Merkur Group, Inc. subsidiary, where sales of software and related products and services declined by $255,808, or 42%, in Q3 2008 compared to Q3 2007. Revenue from the sale of internet based EDI services sold by Edict Systems, Inc. increased by $144,906, or 9%, in Q3 2008 compared to Q3 2007 and only partially offset the Merkur software revenue decline.

Net income for the third quarter of 2008 of $247,079 decreased by $88,805, or 26%, compared to net income for the third quarter of 2007 of $335,884. The decrease was due primarily to a decline in software segment net income and unrealized losses on the temporary investment portfolio.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenue

Revenue in the third quarter of 2008 decreased by $110,902, or 5%, compared to revenue in the third quarter of 2007, resulting from decreased sales of software related products and services by Merkur Group, Inc., which was only partially offset by higher revenue from the Company’s continued growth of the internet-based EDI services, as indicated below:

	Q3 2008		Q3 2007		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$1,712,761	83%	1,567,855	72%	144,906	9%
Merkur Group products and services	354,492	17	610,300	28	(255,808)	(42)

Total revenue	$2,067,253	100%	2,178,155	100%	(110,902)	(5)%

Revenue in the third quarter of 2008 and 2007 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q3 2008		Q3 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,175,110	69%	1,102,145	70%	72,965	7%
AutomotiveEC	154,742	9	127,385	8	27,357	21
Other Web EDI	53,594	3	58,470	4	(4,876)	(8)
EnterpriseEC	269,037	16	228,092	15	40,945	18
Other products and services	60,278	3	51,763	3	8,515	16

Total	$1,712,761	100%	1,567,855	100%	144,906	9%

Growth in revenue from sales of Internet-based EDI services to companies in the grocery industry (GroceryEC) and Automotive industry (AutomotiveEC) reflects the Company’s strong presence in the grocery industry and the Company’s continuing effort to build on its current base in the automotive industry.

The Company expects to continue its efforts to diversify and develop additional business in the automotive and other industries and to allocate resources to strengthen its position of serving small and medium sized suppliers of large grocery store companies.

Sustained revenue growth in EnterpriseEC will continue to be difficult due to pricing pressures and the availability of alternate connectivity options.

Revenue from the sale of software based products and services sold by Merkur Group in the third quarter of 2008 and 2007 is summarized below:

	Q3 2008		Q3 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$5,808	2%	255,962	42%	(250,154)	(98)%
Hardware	14,424	4	29,981	5	(15,557)	(52)
Maintenance contracts	259,948	73	188,845	31	71,103	38
Professional services	74,312	21	135,512	22	(61,200)	(45)

Total	$354,492	100%	610,300	100%	(255,808)	(42)%

The revenue declined in all categories except for recurring revenue from maintenance contracts. The declines reflect the nature of Merkur’s business model, which is heavily reliant on the sale of non-recurring new software license sales. Due to current economic conditions, many companies are deferring purchasing decisions, directly impacting Merkur’s revenues in a negative way.

Net income

Net income for the third quarter of 2008 of $247,079 decreased by $88,805, or 26%, compared to net income for the third quarter of 2007 of $335,884. The decrease was due primarily to:

•	a decrease in software segment net income of $53,215 from Q3 2007 to Q3 2008 resulting principally from decreased sales of Merkur’s software and related products, and

•	a decrease in other income of $53,506 that resulted primarily from net losses on the Company’s temporary investments and from lower interest earned on cash equivalents.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Revenue

Revenue for the nine months ended September 30, 2008 increased by $1,637,126, or 32%, compared to revenue in the first nine months of 2007 as indicated in the table below. Revenue from the Company’s internet-based EDI services increased by 12% on the strength of the company’s strong presence in the grocery industry and increasing strength in the automotive industry. Revenue from the sale of software related Merkur Group products and services shows a 178% increase because the nine-month period of 2008 includes nine months of Merkur revenue whereas the nine-month period of 2007 includes operations for only the three-month period from July 2, 2007, the acquisition date of Merkur Group, Inc., through September 30, 2007.

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$5,016,668	75%	4,465,328	88%	551,340	12%
Merkur Group products and services	1,696,086	25	610,300	12	1,085,786	178

Total revenue	$6,712,754	100%	5,075,628	100%	1,637,126	32%

Revenue for the first nine months of 2008 and 2007 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are summarized below:

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$3,486,474	70%	3,107,639	69%	378,835	12%
AutomotiveEC	459,831	9	355,057	8	104,774	30
Other Web EDI	162,190	3	163,074	4	(884)	(1)
EnterpriseEC	758,906	15	675,922	15	82,984	12
Other products and services	149,267	3	163,636	4	(14,369)	(9)

Total	$5,016,668	100%	4,465,328	100%	551,340	12%

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

EnterpriseEC revenue primarily increased from the addition of several hubs and their suppliers. Sustained revenue growth will continue to be difficult due to pricing pressures and the availability of alternate connectivity options.

Revenue from the sale of software based products and services sold by Merkur Group for the first nine months of 2008 and 2007 are summarized below:

	Nine months ended September 30, 2008		Nine months ended September 30, 2007 (a)		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$561,719	33%	255,962	42%	305,757	119%
Hardware	157,748	9	29,981	5	127,767	426
Maintenance contracts	688,454	41	188,845	31	499,609	264
Professional services	288,165	17	135,512	22	152,653	113

Total	$1,696,086	100%	610,300	100%	1,085,786	178%

(a)	Includes revenue for only the period from July 2, 2007, the acquisition date of Merkur Group, Inc., through September 30, 2007.

Gross Margin

The Company’s gross margin, as a percent of revenue, was 61% in the nine months ended September 30, 2008 compared to 64% in the same period in 2007. The gross margin decline was attributable to sales by Merkur Group of software and related products that have lower gross margins than the Internet based products and services sold by Edict Systems and increased personnel costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $638,939, or 29%, in the first nine months of 2008 compared to the first nine months of 2007, due primarily to the incremental expenses incurred by Merkur Group in 2008.

Net income

Net income for the nine months ended September 30, 2008 compared to net income for the nine months ended September 30, 2007 increased by $83,012, or 12%. This increase was due primarily to the growth in revenue of the Company’s internet-based services sold by Edict Systems, Inc. of $551,340, which more than offset increases in internet-based services expenses including personnel related expenditures for staff additions and salary increases for key personnel, depreciation and amortization, income taxes, and various administrative expenses, as well as reduced interest income and losses on temporary investments.

Changes in Consolidated Condensed Balance Sheet from December 31, 2007 to September 30, 2008

During the nine-month period from January 1, 2008 to September 30, 2008, the following changes occurred:

•	Cash and cash equivalents increased by $663,332 as a result of net cash flows from operating activities.

•	Accounts receivable decreased by $77,907 due primarily to a decline in software segment sales in Q3 2008.

•	Property and equipment decreased by $42,897as a result of depreciation expense of $205,845 that exceeded purchases of property and equipment of $162,948.

•	Total shareholders’ equity increased by $703,032 as a result of net income for the nine-month period that was partially offset by purchases of treasury stock of $88,581.

Capitalized Development Costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at September 30, 2008:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$229,990	105,412	124,578
ValidateEC	15,363	7,041	8,322

Total	$245,353	112,453	132,900

Liquidity and Capital Resources

In the nine months ended September 30, 2008, the Company generated net cash flows from operating activities of $914,861, invested $162,948 into primarily computer system infrastructure improvements and increased its balance of cash and cash equivalents by $663,332.

Subsequent to September 30, 2008, the Board of Directors declared a cash dividend of $.14 per common share payable to shareholders of record as of October 24, 2008 that will be processed and distributed no later than November 24, 2008. The total of the cash dividend payments will approximate $950,000.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended September 30, 2008.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2007 the Company publicly announced, in a press release and in Form 8-K filed with the SEC, a share repurchase program for up to $750,000 in fair market value of the Company’s common stock through June 30, 2008 on the open market or in privately negotiated transactions. On June 30, 2008 the Company’s Board of Directors authorized an extension of its share repurchase program through December 31, 2009. The following table summarizes the share repurchase program by month during the third quarter of 2008:

Period	(a) Total number of shares purchased	(b) Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 2008	57,954	$1.50	57,954	$588,069
September 2008	1,100	$1.50	1,100	$586,419
Total	59,054	$1.50	59,054	$586,419

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

4.1	Amendment to warrant certificated dated August 9, 2005	Previously filed (D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.
(D)	Filed with Form 10-QSB for the quarterly period ended September 30, 2005 as of November 14, 2005.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

November 14, 2008	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 14, 2008	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors