Form 10-K
period 2008-12-31
ADVANT E CORP
filed 2009-03-27
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-30983

ADVANT-E CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0339012
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2680 Indian Ripple Rd., Dayton, Ohio	45440
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (937) 429-4288

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 27, 2009, based upon the closing price of the common stock as reported by Over the Counter Bulletin Board on such date was approximately $3,357,652.

The number of shares of outstanding common stock of the issuer as of March 27, 2009 was 6,710,919.

PART I

Item 1.	Business.

Advant-e Corporation was incorporated in the State of Delaware on March 9, 1994. On April 10, 2000, Advant-e Corporation acquired all of the issued and outstanding shares of Edict Systems, Inc., which was incorporated in the State of Ohio in September 1994. On July 2, 2007 Advant-e Corporation acquired all the issued and outstanding shares of Merkur Group, Inc., which was incorporated in the State of Delaware on August 28, 2001. Advant-e Corporation and its wholly-owned subsidiaries Edict Systems, Inc. and Merkur Group, Inc. are collectively referred to herein as the “Company”.

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

The strategy for Merkur Group, Inc. is to target additional customers for automating outbound documents and to increase inbound document processing installations by targeting existing outbound-only customers. Merkur also intends to identify and target specific vertical applications for both inbound and outbound document processing opportunities as well as additional ERP, MRP, and CRM packages with which it can integrate.

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

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale almost exclusively from a single supplier. The Company has a contract with that supplier through June 30, 2010. While this software is somewhat unique, similar software that includes substantially the same capabilities is available from other sources at competitive prices. The loss of the current source of supply, however, could result in disruption to the business and could have adverse impact on the Company’s revenue and net income.

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that is challenging, rewarding and career-development enhancing for employees. As of March 27, 2009, the Company had a total of fifty-nine (59) full-time employees. Thirty-nine (39) employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, thirteen (13) employees are marketing and sales personnel and seven (7) are involved in administration and finance.

Research and Development

Expenditures for research and development were nominal in 2008 and 2007.

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

The Company believes that it is in full compliance with the applicable rules and regulations of the Securities Exchange Commission and is in full compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 and its regulations, recognizing that, as a non-accelerated filer, the Company is required to comply with Section 404 by providing management’s report over financial reporting when it files its annual report Form 10-K for the year ended December 31, 2008, and by providing the independent registered public accounting firm’s attestation report on internal control over financial reporting when it files its annual report Form 10-K for the year ended December 31, 2009.

Continued compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will require expenditures associated with the independent registered public accounting firm’s attestation engagement and report relating to the Company’s internal control over financial reporting. Expenditures such as these, related to compliance requirements of the Sarbanes-Oxley Act of 2002, may be large enough to substantially reduce future earnings and/or become so prohibitive and onerous that it may be extremely difficult for the Company to compete and grow. In this event, the Company’s management would likely need to consider business alternatives that could include conversion to a non-reporting entity whereby its shares of stock would no longer be traded on the over the counter bulletin board.

Item 1A.	Risk Factors.

The current recession and banking and credit crisis will likely adversely affect our business.

The current general economic recession and crisis in banking and credit markets has resulted in a loss of confidence in financial institutions, reduced spending by business and consumers and increasing government spending and deficits, all of which will likely adversely affect our business by reducing demand for our products. The adverse impacts on the Company’s business from the economic slowdown has already led to longer sales cycles, postponed purchasing decisions, and reduced revenue particularly from the sale of software products.

Economic slowdowns that result in a decline in the demand for information technology specifically would result in a decline in spending by current customers and by potential customers.

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

The Company is currently marketing EnterpriseEC, GroceryEC, AutomotiveEC, RetailEC, ManufacturingEC, HealthcareEC, ValidateEC, DeliveryWare and other products and services. The Company’s customers are comprised primarily of small and medium size suppliers of large grocery and general merchandise retailers, automotive manufacturers, and other large buying organizations and large companies that process electronically via fax large volumes of outbound documents. Broad and timely acceptance of the Company’s recently introduced products, which is critical to its future success, is subject to a number of significant risks. These risks include the ability to successfully market and sell these products; the products’ ability to support large numbers of customers; the need to enhance the features and services of the Company’s products; and the need to significantly expand internal resources to support planned growth of these products.

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

There can be no assurance that we will be able to achieve any or all of these objectives, and thus obtain sufficient acceptance of our products to maintain profitable operations. Potential customers may perceive nominal benefit from our products and services. As a result, potential customers may not value, and may be unwilling to pay for our products and services. We do not have extensive brand images, nor do we expect to spend significant marketing expenses to build and promote brand images. If our products do not achieve broad market acceptance, we may not be able to continue operating in our business or operate at sufficient levels or profitability.

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

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale almost exclusively from a single supplier. Purchases from this supplier totaled $608,027 during 2008. The Company has a contract with that supplier through June 30, 2010. While this software is somewhat unique, similar software that includes substantially the same capabilities is available from other sources at competitive prices. The loss of the current source of supply, however, could result in disruption to the business and could have adverse impact on the Company’s revenue and net income.

The Company may not be able to achieve sustained revenue growth and satisfactory levels of profitability.

The majority of the Company’s revenue is dependent on the number of customers who subscribe to its Internet-based products and services, and the volume of the data, documents or other information those customers send or retrieve utilizing these services. The success of the Company’s products and services and other proposed products and services depend to a large extent on the future of B2B e-commerce using the Internet, which is uncertain. In addition, the Company anticipates increasing its operating expenses, especially in the areas of sales, marketing, product development, and customer service. As a result, the Company may not be able to achieve and/or sustain levels of profitability that are satisfactory to investors and shareholders. If the Company experiences a shortfall in its estimated revenue, it may be unable to adjust spending in a timely manner to achieve desired profits.

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

The Company’s Internet-based services are dependent upon the ability to protect computer equipment and the information stored on this equipment against damage that may be caused by fire, power loss, telecommunication or Internet failures, unauthorized intrusion, computer viruses and disabling devices, internal errors and other similar events. The Company currently leases space in a data center located in Dayton, Ohio that provides physical security (24 hour security guards) and environment control (humidity and temperature). The Company’s computer system has a battery backup system that provides from 10 to 20 minutes of up time, which is enough time for the data center’s generator to activate. The generator has a 1-minute cut over time but can then run for 40 hours before refueling. Fuel providers are on call 365 days per year so the generator can run indefinitely until power is restored. The data center is connected directly into the Internet backbone carriers via a SONET ring with separate backhauled feeds so that an accidental line cut cannot get all feeds and the SONET ring automatically switches all traffic to other feeds. The Company also maintains backup systems at its facility in Beavercreek, Ohio located approximately twelve miles from the data center. In the event of a regional catastrophe, the Company may suffer a significant loss to its systems and may be unable to provide services to customers, which could have a substantial effect on the Company.

Depending on future considerations, the Company has plans to lease backup data center space, which is geographically separated from its current data center with procedures to provide for switching to the backup data center in the event of a catastrophic event or system failure.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

Our products are used for company-wide, integral computer applications with significant potential impact on our customers’ sales of their products and other timing implications. Any errors, defects, delays or other performance problems with our products could result in financial or other loss for our customers. Although we have contractual limits to our liability, product liability litigation would be time consuming and costly to defend, even if we were successful.

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

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-K and quarterly Form 10-Q, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will, upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information. We will provide without charge to each person who receives a copy of this Form 10-K, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-K (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2680 Indian Ripple Rd., Dayton, OH 45440, telephone 937-429-4288. Our web sites are www.advant-e.com, www.edictsystems.com, and www.merkur.com.

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

Item 1B.	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.	Properties.

The Company leases for $105,480 per year 12,000 square feet of office space as its corporate office and principal place of business of Edict Systems, Inc. in Dayton, Ohio. The lease expires on September 30, 2011, except that the Company has two three-year renewal options through 2017.

The Company leases for $67,040 per year 4,170 square feet of office space as the principal place of business of Merkur Group, Inc. in West Chester, Ohio. The lease expires on March 31, 2012.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “AVEE”) on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Dividends	High	Low
2008
Quarter ended:
March 31, 2008	$.00	2.100	1.650
June 30, 2008	.00	2.250	1.050
September 30, 2008	.00	1.990	1.500
December 31, 2008	.14	1.700	1.000
2007
Quarter ended:
March 31, 2007	.00	2.450	1.810
June 30, 2007	.00	2.235	1.220
September 30, 2007	.00	1.850	1.350
December 31, 2007	.00	2.740	1.450

As of February 18, 2009 the Company had approximately 303 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

The Company paid a special cash dividend in the fourth quarter of 2008 of $.14 per common share. This was the first and only dividend Advant-e Corporation has paid. Dividend payments are at the discretion of the Board of Directors and depend upon the Company’s earnings, financial position, general economic conditions and other pertinent factors. Presently the Company intends to reinvest future earnings, if any, back into the Company to fund its development and expansion.

No securities are authorized for issuance under share-based compensation plans.

Issuer Purchases of Equity Securities

On August 9, 2007 the Company publicly announced, in a press release and in Form 8-K filed with the SEC, a share repurchase program for up to $750,000 in fair market value of the Company’s common stock through June 30, 2008 on the open market or in privately negotiated transactions. On June 30, 2008 the Company’s Board of Directors authorized an extension of its share repurchase program through December 31, 2009. The following table summarizes the share repurchase program by month during the fourth quarter of 2008:

Period	(a) Total number of shares purchased	(b) Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2008	36,650	$1.50	36,650	$531,444
November 2008	5,392	$1.39	5,392	$523,934
Total	42,042	$1.41	42,042	$523,934

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

This Form 10-K contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within the chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The Company acknowledges that the safe harbor contained in the Litigation Reform Act of 1995 is not applicable to the disclosure in this Form 10-K.

This item should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and other items contained elsewhere in this Form 10-K.

2008 Results Compared to 2007

Executive Summary

•	Results of operations for Advant-e Corporation and Subsidiaries include results for Merkur Group, Inc., acquired on July 2, 2007, for a full year in 2008, but only six months in 2007.

•	Revenue for 2008 of $8,869,169 increased by $1,706,840, or 24%, compared to revenue for 2007.

•	Revenue in 2008 from Edict Systems, Inc., which provides internet-based EDI solutions increased by $659,371, or 11%, compared to revenue for 2007.

•

Revenue in 2008 from Merkur Group, Inc., which sells software and related products and services, increased by $1,047,469, or 96%, compared to 2007 (Revenue in 2007 for Merkur Group, Inc. includes revenue from the date of acquisition, July 2, 2007, to December 31, 2007).

•	Net income for 2008 of $1,063,790 increased $41,111, or 4%, compared to net income in 2007.

•

Net income in 2008 from Edict Systems, Inc. of $996,958 increased by $5,471 compared to 2007. Net income was favorably affected by the revenue increase, but was adversely affected by increased personnel related costs and expenses primarily for technical staffing, and losses on short-term investments.

•

Net income in 2008 from Merkur Group, Inc. of $121,048 increased by $62,748 compared to 2007, before amortization of intangible assets resulting from the acquisition of Merkur Group, Inc. of $54,216 ($27,108 in 2007).

•	The Company generated net cash flows from operating activities of $1,427,412 in 2008 compared to $1,320,448 in 2007.

•	The Company paid a special dividend in the fourth quarter of 2008 of $0.14 per share that totaled $940,704.

•	In 2008 the Company paid $151,066 for 101,096 shares purchased under its stock repurchase program.

Revenue

Revenue in 2008 increased by $1,706,840, or 24%, compared to revenue in 2007 as indicated in the table below. Revenue from Edict Systems internet-based products and services increased by 11% and comprised 76% of total revenue in 2008. Revenue from Merkur Group software-based products and services increased by 96% because 2007 includes Merkur operations for only six months from July 2, 2007, the acquisition date of Merkur Group, Inc.

	2008		2007		Increase
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Edict Systems internet-based products and services	$6,734,976	76	$6,075,605	85	$659,371	11
Merkur Group software-based products and services	2,134,193	24	1,086,724	15	1,047,469	96

Total revenue	$8,869,169	100	$7,162,329	100	$1,706,840	24

Revenue in 2008 and 2007 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are shown in the table below:

	2008		2007		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Web EDI
GroceryEC	$4,636,280	69	$4,211,541	69	$424,739	10
AutomotiveEC	614,176	9	497,874	8	116,302	23
Other Web EDI	215,630	3	225,236	4	(9,606)	(4)
EnterpriseEC	1,175,178	17	1,047,227	17	127,951	12
Other products and services	93,712	2	93,727	2	(15)	—

Total	$6,734,976	100	$6,075,605	100	$659,371	11

•

Revenue from the grocery industry comprised 69% of the Company’s Internet-based revenue in 2008 and 2007, and grew by $424,739, or 10%, in 2008 compared to 2007. The Company’s presence in the grocery industry remains strong and continues to grow.

•

Revenue from the automotive industry, comprising 9% of the Company’s Internet-based revenue in 2008, grew by $116,302, or 23%, in 2008 compared to 2007. The Company is continuing to build on its automotive industry base.

•

Revenue from EnterprisEC, the Company’s Internet value added network, comprising 17% of the Company’s Internet-based revenue in 2008, grew by $127,951, or 12%, in 2008 compared to 2007. The growth occurred despite the constraints of pricing pressures and wide availability of alternate connectivity options. Both constraints are expected to continue in the foreseeable future.

•

The Company expects to allocate resources in 2009 to strengthen its position of serving small and medium sized suppliers of large grocery store companies; to develop additional business in the automotive industries; and to continue its efforts to diversify and expand into other industries such as healthcare, manufacturing, and consumer packaged products.

Revenue from the sale of software based products and services sold by Merkur Group in 2008 and 2007 are summarized below:

	2008		2007 (a)		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Software	$641,706	30	$372,992	35	$268,714	72
Hardware	177,709	8	55,509	5	122,200	220
Maintenance contracts	919,413	43	385,015	35	534,398	139
Professional services	395,365	19	273,208	25	122,157	45

Total	$2,134,193	100	$1,086,724	100	$1,047,469	96

(a)	The revenue for 2007 includes revenue only for the six-month period from July 2, 2007, the acquisition date of Merkur Group, Inc., through December 31, 2007.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, declined from 65% in 2007 to 61% in 2008. This decline occurred primarily due to the following:

•

Gross margins of software and related products sold by Merkur Group are less than gross margins of Internet based products and services sold by Edict Systems. Results of operations for 2008 included revenue from Merkur Group at these relatively lower grow margins for a full year, compared to only six months in 2007, for the period from July 2, 2007 to December 31, 2007.

•	Edict Systems incurred increased personnel related costs, primarily pertaining to the technical staff, that included additional personnel, salary increases for key personnel, and benefits increases.

•	Edict Systems incurred increased deprecation charges related to ongoing computer systems infrastructure improvements and increased amortization of software.

•

Merkur Group sold more hardware in 2008 than in 2007 at margins that were lower than Merkur’s average gross margin for its other products, and at 2008 margins that were less than the 2007 margins for hardware.

Cost of revenue increased by $977, 280. Increases of $647,007 were directly attributable to the inclusion of Merkur Group operations in 2008 for a full year compared to six months in 2007. Increases of $330,813 were attributable to expenditures by Edict Systems primarily for salaries and benefits for technical personnel and depreciation related to ongoing infrastructure improvements.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $558,198, or 18%, in 2008 compared to 2007, due primarily to the incremental expense incurred by Merkur Group in 2008 of $363,759 and increased personnel related costs and other administrative costs primarily related to increased revenue.

Other income (expense), net

Other income (expense) net, detailed in the table below, decreased by $108,132 in 2008 compared to 2007. The decrease was due primarily to losses on short-term investments in 2008 of $62,052, compared to income from short-term investments of $17,912 in 2007, and due to declining interest rates earned on cash and cash equivalents in 2008 compared to 2007.

	2008	2007	Increase (Decrease)
Interest income earned on cash and cash equivalents	$36,782	65,704	(28,922)
Income (loss) on short-term investments	(62,052)	17,912	(79,964)
Interest expense	(9,244)	(6,185)	(3,059)
Miscellaneous	3,813	—	3,813

	$(30,701)	77,431	(108,132)

Liquidity and capital resources

Cash and cash equivalents increased by $50,558 in 2008 to a balance of $2,090,005 at December 31, 2008. The Company generated net cash flows from operating activities of $1,427,412. Cash and cash equivalents were used to pay dividends of $940,704 (a special dividend of $0.14 per share), purchase property and equipment, primarily computer systems infrastructure enhancements, of $285,084, and purchase 101,096 shares of the Company’s stock pursuant to the Company’s stock repurchase program for $151,066.

Short-term investments decreased by $59,430 due primarily to losses on those investments, primarily common stocks.

Shareholders’ equity decreased by $27,980 to a total of $4,446,773 at December 31, 2008. While 2008 net income was $1,063,790, the Company paid dividends of $940,704 and purchased its own shares, pursuant to its stock repurchase program, for $151,066.

Management believes that the Company will have sufficient financial resources, including cash and cash equivalents and short-term investments at December 31, 2008, and cash generated from operations in 2009, to meet business requirements for the next 12 months, including capital expenditures for the Company’s computer hardware and software infrastructure, new product development, working capital requirements, new sales and marketing efforts, and any personnel additions.

Changes in Consolidated Balance Sheet from December 31, 2007 to December 31, 2008

Some balance sheet changes that occurred in 2008 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Accounts receivable decreased $106,146 due primarily to reduced revenues from Merkur in the last part of 2008 compared with the same period in 2007 and improved collection of Merkur customer accounts.

•

Prepaid software maintenance costs decreased by $27,591 and deferred revenue decreased by $61,416 as billings for software maintenance and support contracts declined in the last six months of 2008 compared to 2007 related directly to a corresponding decline in software license sales. Revenue and costs related to software maintenance and support contracts is recognized over the life of the maintenance support contract period, generally twelve months.

•	Software development costs, net decreased by $81,785 as a result of amortization expense.

•	Other intangible assets decreased $84,712 due to the amortization of the costs associated with the purchase of Merkur Group on July 2, 2007.

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2008:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$229,990	124,579	105,411
Validate EC	15,363	8,321	7,042

Total	$245,353	132,900	112,453

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

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2008 compared to the fourth quarter of 2007 are indicated in the following table:

	Fourth Quarter 2008	Fourth Quarter 2007
Revenue	$2,156,415	2,086,701
Cost of revenue	860,693	688,790

Gross margin	1,295,722	1,397,911
Marketing, general and administrative expenses	835,564	916,305

Operating income	460,158	481,606
Other income (expense), net	(28,460)	4,174

Income before income taxes	431,698	485,780
Income tax expense	159,522	171,703

Net income	$272,176	314,077

Earnings per share – basic and diluted	$0.04	0.04

Revenue

Fourth quarter 2008 revenue increased by $69,714, or 3%, compared to the fourth quarter 2007. While revenue from internet-based subscription services sold by Edict Systems increased in the fourth quarter of 2008 by $108,032, or 7%, compared to the fourth quarter of 2007, revenue from the software and related products and services of Merkur Group decreased in the fourth quarter of 2008 by $38,318, or 3%, compared to the fourth quarter of 2007. Merkur Group’s revenue is heavily reliant on the sale of non-recurring new software license sales. Due to the current decline in general business and economic conditions, many companies are deferring purchasing decisions, negatively impacting Merkur’s revenue.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was 60% in the fourth quarter of 2008 compared to 67% in 2007. The gross margin decline was due primarily to increased personnel-related Edict Systems technical staff costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $80,741 primarily due to reduced personnel costs.

Other income (expense), net

Other income (expense), net decreased in 2008 by $32,634 compared to 2007 due primarily to losses on short-term investments.

Net income

Net income declined by $41,901 in 2008 compared to 2007 primarily due to the decline in Merkur Group revenue, increased personnel-related Edict Systems technical staff costs, and losses on short-term investments.

Critical Accounting Estimates and Policies

Revenue Recognition

The Company recognizes revenues in accordance with the Securities Exchange Commission Staff Accounting Bulletin 101 (SAB 101), which requires the Company to recognize revenue when, in addition to other criteria, delivery has occurred or services have been rendered.

Revenues from Internet-based products and services are comprised of four components—account activation and trading partner set-up fees, monthly subscription fees, usage-based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

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

In October 2008, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the Financial Accounting Standards Board issued Staff Position EITF (“FSP EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of Earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on its overall results of operations, financial position, or cash flows.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and are expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiaries

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

February 26, 2009

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,090,005	2,039,447
Short-term investments	232,721	292,151
Accounts receivable, net	699,095	805,241
Prepaid software maintenance costs	156,027	183,618
Prepaid expenses and deposits	74,361	68,930
Prepaid income taxes	16,837	—
Deferred income taxes	152,156	70,554

Total current assets	3,421,202	3,459,941
Software development costs, net	112,453	194,238
Property and equipment, net	434,645	433,658
Goodwill	1,474,615	1,450,368
Other intangible assets, net	413,932	498,644

Total assets	$5,856,847	6,036,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$207,374	211,738
Accrued salaries and other expenses	283,360	273,210
Income taxes payable	—	112,700
Deferred revenue	583,677	645,093

Total current liabilities	1,074,411	1,242,741
Deferred income taxes	335,663	319,355

Total liabilities	1,410,074	1,562,096

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,738,261 shares issued and 6,713,919 shares outstanding at December 31, 2008; 6,875,015 shares issued and 6,815,015 shares outstanding at December 31, 2007	6,738	6,875
Paid-in capital	2,020,206	2,210,200
Retained earnings	2,455,764	2,332,678
Treasury stock, at cost, 24,342 and 60,000 shares at December 31, 2008 and 2007, respectively	(35,935)	(75,000)

Total shareholders’ equity	4,446,773	4,474,753

Total liabilities and shareholders’ equity	$5,856,847	6,036,849

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2008 and 2007

	2008	2007
Revenue	$8,869,169	7,162,329
Cost of revenue	3,476,670	2,498,850

Gross margin	5,392,499	4,663,479
Marketing, general and administrative expenses	3,705,542	3,147,344

Operating income	1,686,957	1,516,135
Other income (expense), net	(30,701)	77,431

Income before income taxes	1,656,256	1,593,566
Income tax expense	592,466	570,887

Net income	$1,063,790	1,022,679

Earnings per share – basic and diluted	$0.16	0.15

Weighted average shares outstanding – basic and diluted	6,785,794	6,655,808

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2008 and 2007

	Outstanding Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance January 1, 2007	6,478,714	$6,478	1,641,906	1,309,999	—	2,958,383
Net income				1,022,679		1,022,679
Issuance of shares for the purchase of Merkur Group, Inc.	396,301	397	568,294			568,691
Purchase of shares	(60,000)				(75,000)	(75,000)

Balance December 31, 2007	6,815,015	6,875	2,210,200	2,332,678	(75,000)	4,474,753
Net income				1,063,790		1,063,790
Cash dividends ($0.14 per share)				(940,704)		(940,704)
Purchase of shares	(101,096)				(151,066)	(151,066)
Retirement of shares		(137)	(189,994)		190,131	—

Balance December 31, 2008	6,713,919	$6,738	2,020,206	2,455,764	(35,935)	4,446,773

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,063,790	1,022,679
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	284,097	228,614
Amortization of software development costs	81,785	68,746
Amortization of other intangible assets	84,712	42,356
Deferred income taxes	(65,294)	(69,732)
Purchases of trading securities	(264,182)	(187,218)
Proceeds from sale of trading securities	258,457	183,694
Net realized (gain) loss on sales of securities	952	(2,438)
Net unrealized (gain) loss on trading securities	64,203	(11,755)
Increase (decrease) in cash arising from changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	106,146	(12,192)
Prepaid software maintenance costs	27,591	(11,306)
Prepaid expenses and deposits	(5,431)	(2,182)
Prepaid income taxes	(16,837)	—
Accounts payable	(4,364)	(41,084)
Accrued salaries and other expenses	10,150	47,487
Income taxes payable	(136,947)	3,058
Deferred revenue	(61,416)	61,721

Net cash flows from operating activities	1,427,412	1,320,448

Cash flows from investing activities:
Purchases of property and equipment	(285,084)	(242,125)
Software development costs	—	(15,363)
Purchase of Merkur Group, Inc.	—	(998,295)

Net cash flows from investing activities	(285,084)	(1,255,783)

Cash flows from financing activities:
Net payments on bank line of credit	—	(160,000)
Purchase of treasury shares	(151,066)	(75,000)
Dividends paid	(940,704)	—

Net cash flows from financing activities	(1,091,770)	(235,000)

Net increase (decrease) in cash and cash equivalents	50,558	(170,335)
Cash and cash equivalents, beginning of year	2,039,447	2,209,782

Cash and cash equivalents, end of year	$2,090,005	2,039,447

Supplemental disclosures of cash flow items:
Income taxes paid	$810,279	637,561
Non cash transactions:
Retirement of shares	$190,131	—
Issuance of shares for purchase of Merkur Group, Inc.	$—	568,692

The accompanying notes are an integral part of the consolidated financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1: Basis of Presentation, Organization and Other Matters

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems, Inc. specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems, Inc. solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group, Inc. develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group, Inc. provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiary, Edict Systems, Inc., throughout the periods covered by this form 10-K, and its wholly-owned subsidiary, Merkur Group, Inc., since the date of its acquisition by Advant-e Corporation on July 2, 2007. Inter-company accounts and transactions are eliminated in consolidation.

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

Short-term Investments

Short-term investments are reported at fair value using available quoted market prices and consist of marketable equity and U. S. Treasury debt securities. These investments are classified as trading securities at December 31, 2008 and 2007. The Company uses the specific identification method to determine the cost of securities sold. The fair value of the Company’s short-term investments declined $42,191 to $190,530 as of February 23, 2009.

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

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of marketable equity securities and treasury securities, classified as Short-term investments on the Consolidated Balance Sheet, as of December 31, 2008. The Company does not have any liabilities required to be reported in accordance with SFAS No. 157.

As of December 31, 2008, short-term investments are valued using quoted market prices and therefore categorized as level 1 fair value instruments.

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

The allowance for uncollectible accounts was $26,500 at December 31, 2008 and $10,000 at December 31, 2007.

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

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Web Site Development Costs.” Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with SOP 98-1 and EITF No. 00-2, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Property and Equipment

Property and equipment is carried at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the assets of three to seven years. Costs of normal maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets, net

Goodwill represents the excess of the Company’s purchase price over the fair value of the net identifiable assets of Merkur Group, Inc., acquired on July 2, 2007.

Other intangible assets, which arose from the acquisition of Merkur Group, Inc., consist of contractual vendor relationships, customer relationships, and proprietary computer software. Intangible assets acquired in business acquisitions are recorded at fair values using the income or cost approach. The other intangible assets are amortized on a straight-line basis over their expected useful lives of five to seven years.

Management assesses goodwill related to the acquisition of Merkur Group, Inc. for impairment in accordance with provisions of Statement of Financial Accounting (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Significant management judgment is required in assessing the impairment of goodwill. Management completed the required annual impairment test at the end of the second quarter of 2008 and determined that no impairment existed. Due to the weakening of the overall economy and general business conditions, management completed an additional impairment test at the end of 2008 and determined that no impairment existed.

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

The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities, based on the technical merits of the position, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).” Tax years subsequent to 2004 remain subject to examination by the Internal Revenue Service. At December 31, 2008 there were no unrecognized tax benefits.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year.

Advertising

All advertising costs are expensed as incurred. Advertising was $47,376 in 2008 and $47,051 in 2007.

Reclassifications

Certain prior period data presented in the financial statements has been reclassified to conform to current year presentation.

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

In October 2008, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the Financial Accounting Standards Board issued Staff Position EITF (“FSP EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of Earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of this standard will not have a material impact on its overall results of operations, financial position, or cash flows.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. Under this revised statement, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and are expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company is required to adopt this statement in the first quarter of 2009, thereby changing the Company’s accounting treatment for business combinations on a prospective basis beginning in 2009.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The Company believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets and deposit	$632,624
Property and equipment	33,450
Goodwill	1,474,615
Other intangible assets	541,000

Total assets acquired	2,681,689

Liabilities, principally current	908,579
Deferred income taxes	206,123

Total liabilities assumed	1,114,702

Net assets acquired	$1,566,987

In 2008, The Company adjusted the allocations of the purchase price of Merkur Group, Inc. by $24,247 that was not reflected at December 31, 2007 by increasing Goodwill and Liabilities assumed for federal income taxes payable for the period from January 1, 2007 to July 2, 2007, the acquisition date.

The goodwill related to this acquisition is not deductible for income tax purposes.

The following unaudited pro-forma information shows results of operations as if the acquisition had occurred at the beginning of those periods:

	Year Ended December 31,
	2008	2007
Revenue	$8,869,169	8,048,049
Income before income taxes	1,656,256	1,568,886
Net income	1,063,790	1,040,190
Earnings per share	0.16	0.15

Note 3: Other Intangible Assets

Other intangible assets consist of the following at December 31:

	2008	2007
Contractual vendor relationships	$130,000	130,000
Customer relationships	185,000	185,000
Proprietary computer software	226,000	226,000

	541,000	541,000
Accumulated amortization	(127,068)	(42,356)

Other intangible assets, net	$413,932	498,644

Amortization of other intangible assets was $84,712 and $42,356 in 2008 and 2007, respectively. Estimated amortization of other intangible assets over the next five years is $84,712 in each of the years 2009 through 2011, $71,714 in 2012, and $58,714 in 2013.

Note 4: Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007
Computer and office equipment	$1,188,077	915,012
Computer software	207,686	195,667
Leasehold improvements	34,290	34,290

	1,430,053	1,144,969
Accumulated depreciation	(995,408)	(711,311)

Property and equipment, net	$434,645	433,658

Note 5: Income Taxes

Income tax expense consists of the following:

	2008	2007
Current income tax expense:
Federal	$615,853	581,646
State	41,907	58,973

	657,760	640,619

Deferred income tax expense (benefit):
Federal	(53,699)	(60,740)
State	(11,595)	(8,992)

	(65,294)	(69,732)

Total income tax expense	$592,466	570,887

The following is a reconciliation of the income tax expense to the amount computed at the federal statutory rate of 34%:

	2008	2007
Income tax expense at Federal statutory rate	$563,127	541,812
State income taxes	29,339	29,075

Income tax expense	$592,466	570,887

Deferred income taxes consisted of the following at December 31:

	2008	2007
Deferred income tax assets:
Accounts payable, accrued expenses, and other	$—	84,595
Allowance for uncollectible accounts	9,010	3,600
Net unrealized loss on short-term investments	12,044	—
Deferred revenue	198,450	224,591
State income taxes	11,170	26,263

Total deferred income tax assets	230,674	339,049

Deferred income tax liabilities:
Net unrealized gain on short-term investments	—	927
Capitalized software costs, net of accumulated amortization	38,234	71,868
Accounts receivable	—	188,441
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	97,480	74,663
Prepaid expenses	53,049	72,439
Other intangible assets	149,016	179,512
Change to the accrual method of accounting for income taxes	76,402	—

Total deferred income tax liabilities	414,181	587,850

Net deferred income tax liabilities	$183,507	248,801

The Company had no material uncertain tax positions in 2008 or at December 31, 2008 and 2007, respectively.

Note 6: Line of Credit

At December 31, 2008, the Company has a bank line of credit totaling $1,000,000 at the bank’s prime commercial interest rate and is collateralized by substantially all of the assets of one of the Company’s subsidiaries. Any borrowings are payable upon demand. The line of credit expires on May 5, 2009, when the Company intends to renew the line of credit. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings are outstanding at December 31, 2008.

Note 7: Common Stock and Treasury Stock

Pursuant to the Company’s stock repurchase program that expires on December 31, 2009, the Company purchased during 2008 101,096 shares for $151,066, and during 2007 the Company purchased 60,000 shares for $75,000. The Company subsequently retired 136,754 of those shares during 2008.

Note 8: Profit Sharing Plan

The Company has 401(k) plans covering employees who choose to participate in the plans. Company contributions are discretionary. The Company’s contributions to the plans were $19,350 and $17,422 in 2008 and 2007, respectively.

Note 9: Financial Instruments and Concentration of Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and cash deposits in high quality financial institutions that include primarily large Ohio-based regional banks and also a local credit union and a brokerage firm. While bank deposits at times exceeded federally insured limits, the Company’s current policy is to manage those accounts so that the balances do not exceed federally insured limits. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.

The carrying amounts of the Company’s financial instruments at December 31, 2008 and 2007 approximate fair value.

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale predominantly from a single supplier. Purchases from this supplier totaled $608,027 during 2008 and $339,718 during the period from July 2, 2007 to December 31, 2007. Currently the Company has a contract with that supplier through June 30, 2010. Similar software is available from other sources.

Note 10: Operating Leases

The Company is obligated under leases for office space and equipment that expire at various dates through August 2012. Lease expense was $177,686 and $114,141 in 2008 and 2007, respectively.

Minimum annual lease payments under these non-cancellable operating lease agreements are as follows:

2009	$180,103
2010	179,696
2011	150,083
2012	17,743

Total	$527,625

Note 11: Segment Reporting

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on Income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units.

The following is segment information for the years ended December 31, 2008 and 2007, respectively, and includes segment assets at December 31, 2008 and 2007:

	Year Ended December 31, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,734,976	2,137,152	(2,959)	8,869,169
Income before income taxes	1,555,430	185,538	(84,712)	1,656,256
Income tax expense	558,472	64,490	(30,496)	592,466
Net income	996,958	121,048	(54,216)	1,063,790
Segment assets	2,785,597	1,182,703	1,888,547	5,856,847
Expenditures for property and equipment	268,293	16,791	—	285,084
Depreciation and amortization	344,191	21,691	84,712	450,594
Interest expense	—	9,244	—	9,244
Interest income	31,154	5,629	—	36,783

	Year Ended December 31, 2007
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,075,605	1,088,025	(1,301)	7,162,329
Income before income taxes	1,544,510	91,412	(42,356)	1,593,566
Income tax expense	553,023	33,112	(15,248)	570,887
Net income	991,487	58,300	(27,108)	1,022,679
Segment assets	3,331,217	756,620	1,949,012	6,036,849
Expenditures for property and equipment	222,518	19,607	—	242,125
Depreciation and amortization	285,447	11,913	42,356	339,716
Interest expense	181	6,004	—	6,185
Interest income	65,227	477	—	65,704

(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Note 12: Other Income (Expense), net

Other income (expense), net consists of the following:

	2008	2007
Interest income earned on cash and cash equivalents	$36,782	65,704
Income (loss) on short-term investments	(62,052)	17,912
Interest expense	(9,244)	(6,185)
Miscellaneous	3,813	—

	$(30,701)	77,431

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not required for a smaller reporting company.

Item 9A (T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2008, their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	44 President/CEO/Chairman of the Board of Directors

James E. Lesch	63 Chief Financial Officer/Director

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

Item 11.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Employer 401(k) Contribution	Total Compensation
Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2008	$220,000	20,000	2,200	242,200
	2007	191,000	15,000	1,910	207,910
James E. Lesch Chief Financial Officer/Member of the Board of Directors	2008	110,000	20,000	1,100	131,100
	2007	110,000	15,000	1,100	126,100

Jason K. Wadzinski and James E. Lesch are the executive officers of the Company. No payments classified as long-term compensation, other annual compensation, or all other compensation were made. The Company has no long-term incentive plans.

Fees to Directors are paid at the discretion of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 27, 2009, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i) The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	54.5

(ii) The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	54.5

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (1 person)	3,658,508	0	54.5

(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	3,658,508	0	54.5
Total shares outstanding at March 27, 2009	6,710,919

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company’s two members of its Board of Directors, as indicated in item 10 above, are not independent as defined by NASDAQ Corporate Governance rules.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2008	2007
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-Q	$65,320	58,501
Audit-Related Fees
Audit fees for the audit of Merkur Group, Inc. for 2006 and 2005	—	51,780
Research and consultation on various financial reporting and accounting matters	9,603	5,150
Tax Fees—preparation of federal and state income and personal property tax returns and tax advice on various issues	11,990	6,150

Total	$86,913	121,581

Professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description	Method of Filing
2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed (E)

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

14	Code of ethics	Previously filed (D)

21	Subsidiaries of the registrant	Filed herewith (F)

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000 and with Form 10-QSB for the quarter ended September 30, 2001 filed as of November 14, 2001
(D)	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.
(E)	Filed with Form 8-K on July 2, 2007.
(F)	Filed with Form 10-SB filed as of July 11, 2000 and filed to add subsidiary purchased on July 2, 2007

The following financial statements have been filed as part of this report form 10-K:

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation

Registrant

March 27, 2009	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 27, 2009	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 27, 2009	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which

Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement has been sent to security holders.