Form 10-Q
period 2009-03-31
ADVANT E CORP
filed 2009-05-15
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2009 the issuer had 6,702,749 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$2,155,291	2,345,234
Cost of revenue	899,659	920,846

Gross margin	1,255,632	1,424,388
Marketing, general and administrative expenses	887,285	1,006,002

Operating income	368,347	418,386
Other income (expense), net	(19,649)	5,204

Income before income taxes	348,698	423,590
Income tax expense	114,021	158,680

Net income	$234,677	264,910

Earnings per share – basic and diluted	$0.03	0.04

Weighted average shares outstanding – basic and diluted	6,711,699	6,815,015

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$2,378,330	2,090,005
Short-term investments	203,774	232,721
Accounts receivable, net	828,295	699,095
Prepaid software maintenance costs	172,856	156,027
Prepaid expenses and deposits	79,601	74,361
Prepaid income taxes	—	16,837
Deferred income taxes	153,700	152,156

Total current assets	3,816,556	3,421,202
Software development costs, net	92,008	112,453
Property and equipment, net	379,268	434,645
Goodwill	1,474,615	1,474,615
Other intangible assets, net	392,754	413,932

Total assets	$6,155,201	5,856,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$209,176	207,374
Accrued salaries and other expenses	245,469	283,360
Income taxes payable	116,223	—
Deferred revenue	614,635	583,677

Total current liabilities	1,185,503	1,074,411
Deferred income taxes	292,168	335,663

Total liabilities	1,477,671	1,410,074

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,737,741 shares issued and 6,710,399 shares outstanding at March 31, 2009; 6,738,261 shares issued and 6,713,919 shares outstanding at December 31, 2008	6,738	6,738
Paid-in capital	2,019,583	2,020,206
Retained earnings	2,690,441	2,455,764
Treasury stock at cost, 27,342 and 24,342 shares at March 31, 2009 and December 31, 2008, respectively	(39,232)	(35,935)

Total shareholders’ equity	4,677,530	4,446,773

Total liabilities and shareholders’ equity	$6,155,201	5,856,847

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$234,677	264,910
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	62,767	63,399
Amortization of software development costs	20,445	20,446
Amortization of other intangible assets	21,178	21,178
Deferred income taxes	(45,039)	(41,020)
Purchases of trading securities	(43,949)	(80,477)
Proceeds from sales of trading securities	49,828	78,007
Net unrealized losses on trading securities	4,667	14,078
Net realized (gains) losses on sales of securities	18,401	(5,339)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(129,200)	(131,363)
Prepaid software maintenance costs	(16,829)	(25,911)
Prepaid expenses and deposits	(5,240)	(51,733)
Prepaid income taxes	16,837	—
Accounts payable	1,802	324,567
Accrued salaries and other expenses	(37,891)	52,035
Income taxes payable	116,223	60,336
Deferred revenue	30,958	157,274

Net cash flows from operating activities	299,635	720,387

Cash flows from investing activities:
Purchases of property and equipment	(7,390)	(98,186)

Cash flows from financing activities:
Purchase of treasury shares	(3,920)	—

Net increase in cash and cash equivalents	288,325	622,201
Cash and cash equivalents, beginning of period	2,090,005	2,039,447

Cash and cash equivalents, end of period	$2,378,330	$2,661,648

Supplemental disclosures of cash flow items:
Income taxes paid	$26,000	$138,100
Non-cash transaction: retirement of 520 treasury shares	623	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying consolidated condensed balance sheet as of March 31, 2009, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and notes to financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2008 Form 10-K filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. throughout the periods covered by this form 10-Q. Inter-company accounts and transactions are eliminated in consolidation.

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

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of marketable equity securities and treasury securities, classified as Short-term investments on the consolidated condensed balance sheets. The Company does not have any liabilities required to be reported in accordance with SFAS No. 157.

As of March 31, 2009 and December 31, 2008, short-term investments are valued using quoted market prices and therefore categorized as level 1 fair value instruments.

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

Management assesses goodwill for impairment in accordance with provisions of Statement of Financial Accounting (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Note 2: Line of Credit

At March 31, 2009, the Company has a $1,000,000 bank line of credit. Any borrowings under the line of credit are collateralized by substantially all of the assets of one of the Company’s subsidiaries and are payable upon demand. Interest on the borrowings accrues at the bank’s prime commercial rate. The line of credit, which expires on May 5, 2010, is guaranteed by the Company’s Chief Executive Officer. No borrowings are outstanding at March 31, 2009.

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2009	2008
Current expense	$159,060	199,700
Deferred expense (benefit)	(45,039)	(41,020)

Total income tax expense	$114,021	158,680

The difference between total income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effects of state income taxes.

Note 4: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on Income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,720,905	434,386		2,155,291
Income before income taxes	320,525	49,351	(21,178)	348,698
Income tax expense	112,563	16,938	(15,480)	114,021
Net Income	207,962	32,413	(5,698)	234,677
Segment assets at March 31, 2009	$2,945,768	1,342,064	1,867,369	6,155,201

	Three Months Ended March 31, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,609,153	736,081		2,345,234
Income before income taxes	358,323	86,445	(21,178)	423,590
Income tax expense	135,366	30,938	(7,624)	158,680
Net Income	222,957	55,507	(13,554)	264,910
Segment assets at March 31, 2008	$3,726,505	1,291,194	1,952,081	6,969,780

(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Note 5: Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for fiscal year ending December 31, 2009. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

The Financial Accounting Standards Board issued three Staff Positions (FSPs) in April 2009 that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are No Orderly,” provides guidelines for determining fair value measurements when an active market does not exist or where the price inputs represent distressed sales. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” provides that the frequency of fair value disclosures required by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” will be increased from annually to quarterly. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance on determining and accounting for other-than-temporary impairments in investment securities for which changes in fair value are not regularly recognized in earnings. If an investment security of this type is determined to be other-than-temporarily impaired and if the company does not intend to sell the security and it is not more likely than not that the security will be sold before the anticipated recovery of the impairment, the Company will now be required to separate the impairment into the amount related to a credit loss and the amount related to other factors. The amount related to a credit loss will be recognized in earnings and the amount related to other factors will be recognized in other comprehensive income. The FSP also changes disclosure requirements in the notes to financial statements. The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Management does not anticipate that adoption of these FSPs will have a material impact on the consolidated financial statements.

ITEM 2—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 5: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Results of Operations

Revenue

As indicated in the table below, revenue for the first quarter of 2009 decreased 8% over last year. Although revenue from Edict Systems increased 7%, revenue from Merkur Group declined by 41%.

Total Revenue

	Q1 2009		Q1 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$1,720,905	80	1,609,153	69	111,752	7
Merkur Group products and services	434,386	20	736,081	31	(301,695)	(41)

Total revenue	$2,155,291	100	2,345,234	100	(189,943)	(8)

Edict Systems, Inc.

Revenue in the first quarter of 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

Edict Systems Revenue

	Q1 2009		Q1 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,174,140	68	1,138,734	71	35,406	3
AutomotiveEC	146,404	9	148,467	9	(2,063)	(1)
Other Web EDI	49,375	3	55,285	3	(5,910)	(11)
EnterpriseEC	321,504	19	255,249	16	66,255	26
Other products and services	29,482	1	11,418	1	18,064	158

Total	$1,720,905	100	1,609,153	100	111,752	7

•

Revenue from GroceryEC increased 3% compared to the first quarter of 2008. The rate of revenue growth in this segment is slowing due to overall economic conditions and market saturation of similar products and services.

•

Revenue from AutomotiveEC decreased by 1% in the first quarter of 2009 compared to the first quarter of 2008. Overall economic conditions in the automotive industry are causing a reduction in the number of business documents processed by customers of this service. Currently, no customers use AutomotiveEC to conduct business electronically with General Motors, Ford, or Chrysler, so there is no exposure to domestic auto industry issues.

•

Revenue from EnterpriseEC increased by 26% compared to the first quarter of 2008. The increase in revenue is due primarily to hosted integration services provided to existing customers of Web EDI services and new customers. The increase occurred despite significant pricing pressures and the availability of alternate connectivity options,

•

The Company expects to continue its efforts to increase activity in currently supported industries as well as diversify and develop additional business in other industries such as healthcare and consumer packaged goods.

Merkur Group, Inc.

Revenue from the sale of software based products and services sold by Merkur Group in the first quarter of 2009 and 2008 are summarized below:

Merkur Group Revenue

	Q1 2009		Q1 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$104,608	24	359,583	49	(254,975)	(71)
Hardware	18,580	4	77,508	10	(58,928)	(76)
Maintenance contracts	227,498	52	218,742	30	8,756	4
Professional services	83,700	20	80,248	11	3,452	4

Total	$434,386	100	736,081	100	(301,695)	(41)

In the first quarter of 2008, Merkur Group had an exceptionally strong quarter and fell short of revenue goals in the first quarter of 2009 due to the effects of the overall economy on software sales activity. For comparison purposes, Merkur Group has historically produced approximately $522,000 in average revenue per quarter since its acquisition in July of 2007.

Net income

As indicated in the table below, net income for the first quarter of 2009 decreased 11% over last year. Net income for Edict Systems decreased by 7% and net income for Merkur Group decreased by 42% (before effects of amortization of intangible assets related to the 2007 acquisition of Merkur Group, Inc.).

Net Income

			Increase (Decrease)
	Q1 2009	Q1 2008	Amount	%
Edict Systems, Inc.	$207,962	222,957	(14,995)	(7)
Merkur Group, Inc.	32,413	55,507	(23,094)	(42)
Amortization of intangible assets, net of income tax effects	(5,698)	(13,554)	(7,856)	(58)

Total Net Income	$234,677	264,910	(30,233)	(11)

The decline for Edict Systems was due primarily to increased personnel related costs in product development and customer service. The decline for Merkur Group was due primarily to a 41% drop in revenue.

Gross margin

The Company’s gross margin, as a percent of revenue, declined from 61% in the first quarter of 2008 to 58% in the first quarter of 2009. This decline resulted primarily from increased technical personnel costs and increased computer system infrastructure maintenance and operating costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $118,717, or 12%, in the first quarter of 2009 compared to the first quarter of 2008. This decrease occurred primarily due to reduced personnel related costs in these areas.

Other income (expense), net

Other income (expense), net decreased by $24,853 in the first quarter of 2008 to the first quarter of 2009 due to losses on short-term investments and declining interest income from cash and cash equivalents.

Liquidity and Capital Resources

In the quarter ended March 31, 2009, the Company generated net cash flows from operating activities of $299,635 compared to $720,387 for the first quarter of 2008, a reduction of $420,752, due primarily to:

•	Increase in accounts payable in the first quarter of 2008 of $324,567 related primarily to the cost of software and related products sold in the first quarter of 2008, and;

•	Increase in deferred revenue in the first quarter of 2008 of $157,274 related primarily to new maintenance contracts applicable to software sold in the first quarter of 2008.

Changes in Consolidated Condensed Balance Sheet from December 31, 2008 to March 31, 2009

Certain changes that occurred in the Condensed Balance Sheet during the quarter ended March 31, 2009 are described below:

•	Cash and cash equivalents increased by $288,325 due primarily to net cash flows from operating activities of $299,635 in the first quarter of 2009.

•	Accounts receivable increased by $129,200 due primarily to software revenue near the end of the first quarter of 2009.

•	Total shareholders’ equity increased by $230,757 as a result of net income for the three month period that was partially offset by purchases of treasury stock of $3,920.

ITEM 4T.	Controls and Procedures

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended March 31, 2009.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program for up to $750,000 in fair market value of the Company’s common stock on the open market or in privately negotiated transactions, initially announced on August 9, 2007, and expiring on December 31, 2009, is summarized below by month during the first quarter of 2009:

Period	(a) Total number of shares purchased	(b) Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 2009	2,520	$1.12	2,520	$521,112
March 2009	1,000	$1.10	1,000	$520,012
Total	3,520	$1.11	3,520	$520,012

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

4.1	Amendment to warrant certificated dated August 9, 2005	Previously filed (D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.
(D)	Filed with Form 10-QSB for the quarterly period ended September 30, 2005 as of November 14, 2005.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 15, 2009	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 15, 2009	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors