Form 10-Q
period 2009-06-30
ADVANT E CORP
filed 2009-08-13
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2009 the issuer had 6,674,799 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$2,200,958	2,300,267	4,356,250	4,645,501
Cost of revenue	930,171	902,780	1,829,830	1,823,626

Gross margin	1,270,787	1,397,487	2,526,420	2,821,875
Marketing, general and administrative expenses	837,504	979,392	1,724,789	1,985,394

Operating income	433,283	418,095	801,631	836,481
Other income (expense), net	25,484	18,407	5,834	23,611

Income before income taxes	458,767	436,502	807,465	860,092
Income tax expense	147,504	156,877	261,526	315,557

Net income	$311,263	279,625	545,939	544,535

Earnings per share – basic and diluted	$.05	.04	.08	.08

Weighted average shares outstanding – basic and diluted	6,689,026	6,815,015	6,700,698	6,815,015

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$2,679,196	2,090,005
Short-term investments	197,332	232,721
Accounts receivable, net	810,565	699,095
Prepaid software maintenance costs	176,237	156,027
Prepaid expenses and deposits	59,103	74,361
Prepaid income taxes	19,546	16,837
Deferred income taxes	143,559	152,156

Total current assets	4,085,538	3,421,202
Software development costs, net	71,561	112,453
Property and equipment, net	318,498	434,645
Goodwill	1,474,615	1,474,615
Other intangible assets, net	371,576	413,932

Total assets	$6,321,788	5,856,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$157,625	207,374
Accrued salaries and other expenses	347,523	283,360
Deferred revenue	613,830	583,677

Total current liabilities	1,118,978	1,074,411
Deferred income taxes	252,288	335,663

Total liabilities	1,371,266	1,410,074

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,737,741 shares issued and 6,677,799 outstanding at June 30, 2009; 6,738,261 shares issued and 6,713,919 shares outstanding at December 31, 2008	6,738	6,738
Paid-in capital	2,019,583	2,020,206
Retained earnings	3,001,703	2,455,764
Treasury stock at cost, 60,842 and 24,342 shares at June 30, 2009 and December 31, 2008, respectively	(77,502)	(35,935)

Total shareholders’ equity	4,950,522	4,446,773

Total liabilities and shareholders’ equity	$6,321,788	5,856,847

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$545,939	544,535
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	125,716	133,158
Amortization of software development costs	40,892	40,892
Amortization of other intangible assets	42,356	42,356
Deferred income taxes	(74,778)	(80,120)
Purchases of trading securities	(87,591)	(146,993)
Proceeds from sales of trading securities	123,056	162,965
Net unrealized (gains) losses on trading securities	(24,158)	13,016
Net realized (gains) losses on sales of securities	24,082	(10,564)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(111,470)	(175,200)
Prepaid software maintenance costs	(20,210)	(28,470)
Prepaid expenses and deposits	15,258	24,225
Prepaid income taxes	(2,709)	—
Accounts payable	(49,749)	109,659
Accrued salaries and other expenses	64,163	21,142
Income taxes payable	—	(123,687)
Deferred revenue	30,153	90,137

Net cash flows from operating activities	640,950	617,051

Cash flows from investing activities:
Purchases of property and equipment	(9,569)	(120,258)

Cash flows from financing activities:
Purchase of treasury shares	(42,190)	—

Net increase in cash and cash equivalents	589,191	496,793
Cash and cash equivalents, beginning of period	2,090,005	2,039,447

Cash and cash equivalents, end of period	$2,679,196	2,536,240

Supplemental disclosures of cash flow items:
Income taxes paid	$339,013	518,100
Non-cash transaction
Retirement of 520 and 60,000 treasury shares during the six months ended June 30, 2009 and 2008, respectively	623	75,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements, together with the accompanying consolidated condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Advant-e Corporation’s latest shareholders’ annual report (Form 10-K).

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

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of marketable equity securities and treasury securities, classified as Short-term investments on the Consolidated Balance Sheets and were classified as trading securities, as of June 30, 2009 and December 31, 2008. The Company does not have any liabilities required to be reported in accordance with SFAS No. 157.

As of June 30, 2009 and December 31, 2008, short-term investments are valued using quoted market prices and therefore categorized as level 1 fair value instruments.

Subsequent to June 30, 2009, the Company liquidated its short-term investments. The proceeds from the liquidation are currently maintained in an FDIC insured interest bearing money market account.

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

Management assesses goodwill for impairment in accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Note 2: Line of Credit

At June 30, 2009, the Company has a $1,000,000 bank line of credit. Any borrowings under the line of credit are collateralized by substantially all of the assets of one of the Company’s subsidiaries and are payable upon demand. Interest on the borrowings accrues at the bank’s prime commercial rate. The line of credit, which expires on May 5, 2010, is guaranteed by the Company’s Chief Executive Officer. No borrowings are outstanding at June 30, 2009.

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current expense	$177,244	195,977	336,304	395,677
Deferred benefit	(29,740)	(39,100)	(74,778)	(80,120)

Total income tax expense	$147,504	156,877	261,526	315,557

The difference between total income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effects of state income taxes.

Note 4: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on Income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the three months ended June 30, 2009:

	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,759,693	441,265	—	2,200,958
Income before income taxes	376,146	103,799	(21,178)	458,767
Income tax expense	123,200	31,506	(7,202)	147,504
Net Income	252,946	72,293	(13,976)	311,263
Segment assets at June 30, 2009	3,047,956	1,408,095	1,865,737	6,321,788

The following segment information is for the six months ended June 30, 2009:

	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,480,598	875,652	—	4,356,250
Income before income taxes	696,671	153,150	(42,356)	807,465
Income tax expense	235,763	48,444	(22,681)	261,526
Net Income	460,908	104,706	(19,675)	545,939

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Note 5: Recently Issued Accounting Pronouncements

In December 2008, The Financial Accounting Standards Board (FASB) issued Staff Position (“FSP”) No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132R-1). FSP 132R-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. FSP 132R-1 does not change the accounting treatment for postretirement benefits plans. FSP 132R-1 is effective for fiscal year ending December 31, 2009. The adoption of this standard had no material impact on the Company’s consolidated condensed financial statements.

The Financial Accounting Standards Board issued three Staff Positions (FSPs) in April 2009 that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset of Liability have Significantly Decreased and Identifying Transactions That Are No Orderly,” provides guidelines for determining fair value measurements when an active market does not exist or where the price inputs represent distressed sales. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments,” provides that the frequency of fair value disclosures required by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” will be increased from annually to quarterly. FSP 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance on determining and accounting for other-than-temporary impairments in investment securities for which changes in fair value are not regularly recognized in earnings. If an investment security of this type is determined to be other-than-temporarily impaired and if the company does not intend to sell the security and it is not more likely than not that the security will be sold before anticipated recovery of the impairment, the Company will now be required to separate the impairment into the amount related to a credit loss and the amount related other factors. The amount related to a credit loss will be recognized in earnings and the amount related to other factors will be recognized in other comprehensive income. The FSP also changes disclosure requirements in the notes to financial statements. The FSPs are effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of these standards during the second quarter of 2009 had no material impact on the Company’s consolidated condensed financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for period recognition or disclosure in the financial statements, the circumstances under which an entity should recognize event transactions occurring after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and included the required disclosure in the Company’s consolidated condensed financial statements.

In June 2009, The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140.” SFAS 166 provides an improvement to the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 will be effective for annual periods ending after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early adoption prohibited. Management does not anticipate the adoption of SFAS 166 will have a material impact on the consolidated condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management does not anticipate the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not anticipate the adoption of SFAS 168 will have a material impact on the consolidated condensed financial statements.

Note 6: Subsequent Events

Management performed an evaluation of the Company activity through the date the accompanying financial statements were issued, which was August 13, 2009, and concluded that no significant subsequent events occurred.

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

Revenues from Internet-based products and services are comprised of four components – account activation and trading partner set-up fees, monthly subscription fees, usage-based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

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

Results of Operations

Second Quarter of 2009 Compared to Second Quarter of 2008

Revenue

Total revenue for the second quarter of 2009 decreased 4% compared to the second quarter of 2008. Revenue for Edict Systems increased 4%, but revenue for Merkur Group declined by 27%.

Total Revenue

	Q2 2009		Q2 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$1,759,693	80	1,694,138	74	65,555	4
Merkur Group products and services	441,265	20	606,129	26	(164,864)	(27)

Total revenue	$2,200,958	100	2,300,267	100	(99,309)	(4)

Edict Systems Revenue.

Revenue in the second quarter of 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

Edict Systems Revenue

	Q2 2009		Q2 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,213,132	69	1,172,014	70	41,118	4
AutomotiveEC	133,858	7	156,434	9	(22,576)	(14)
Other Web EDI	50,620	3	53,498	3	(2,878)	(5)
EnterpriseEC	332,554	19	289,124	17	43,430	15
Other products and services	29,529	2	23,068	1	6,461	28

Total	$1,759,693	100	1,694,138	100	65,555	4

•	Revenue from GroceryEC increased 4% compared to the second quarter of 2008. The rate of revenue growth for GroceryEC is slowing due to overall economic conditions and market saturation.

•

Revenue from AutomotiveEC decreased by 14% in the second quarter of 2009 compared to the second quarter in 2008. Overall weak economic conditions in the automotive industry are causing reduced customer demand for processing AutomotiveEC business documents. No customers use Automotive EC to conduct business electronically with General Motors, Ford, or Chrysler.

•

Revenue from EnterpriseEC increased by 15% compared to the second quarter of 2008. The increase in revenue is due primarily to increased value added network (VAN) services to grocery industry hubs and to hosted integration services provided to existing customers of Web EDI services and new customers. The increase occurred despite significant pricing pressures and the availability of alternate connectivity options.

The Company expects to continue its efforts to increase activity in currently supported industries as well as diversify and develop additional business in other industries including healthcare, consumer packaged goods, and manufacturing.

Merkur Group Revenue.

Revenue from the sale of software based products and services sold by Merkur Group in the second quarter of 2009 and 2008 are summarized below:

Merkur Group Revenue

	Q2 2009		Q2 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$123,818	28	194,814	32	(70,996)	(36)
Hardware	46,030	10	65,816	11	(19,786)	(30)
Maintenance contracts	212,848	48	211,894	35	954	—
Professional services	58,569	14	133,605	22	(75,036)	(56)

Total	$441,265	100	606,129	100	(164,864)	(27)

Revenue for Merkur Group declined substantially in the second quarter of 2009 compared to the second quarter of 2008 due to the effects of the weakened economy and the uncertainty of future economic conditions that have caused current customers to postpone software upgrades and prospective customers to delay software purchases. These decisions have a direct adverse affect on Merkur’s other revenue sources as customer’s normally require a hardware upgrade, additional maintenance, and professional services in addition to the software upgrades and new software purchases.

Net Income

Net income for the second quarter of 2009 compared to the same quarter in 2008 is summarized in the table below:

Net Income

			Increase (Decrease)
	Q2 2009	Q2 2008	Amount	%
Edict Systems, Inc.	$252,946	256,007	(3,061)	(1)
Merkur Group, Inc.	72,293	37,172	35,121	94
Amortization of intangible assets, net of income tax effects	(13,976)	(13,554)	(422)	(3)

Total Net Income	$311,263	279,625	31,638	11

•	The decline for Edict Systems was due primarily to increased personnel related costs in product development, operations and customer service that exceeded increased revenue.

•

Despite a 27% decline in revenue, net income for Merkur Group increased by 94% primarily due to reduced personnel related costs including salaries and benefits, bonuses and sales commissions and reduced travel costs incurred to provide professional services.

Gross Margin

The Company’s gross margin, as a percent of revenue, declined from 61% in the second quarter of 2008 to 58% in the second quarter of 2009, due to increased technical personnel related costs for Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $141,888, or 14%, in the second quarter of 2009 compared to the second quarter of 2008. This decrease was due to reduced personnel-related costs including bonuses and sales commissions in Merkur Group ($99,883) and due to reductions in various expenses in these areas ($42,005).

Other income (expense), net

Other income (expense), net increased by $7,077 in the second quarter of 2009 compared to the second quarter of 2008 due to net gains on short-term investments of $16,500 that were offset by reduced interest income from cash and cash equivalents that resulted from lower interest rates.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Results of operations for six months ended June 30, 2009 and 2008, presented as percentages of revenues, are summarized below:

Revenue

Total revenue for the first six months of 2009 decreased by 6% compared to the first six months of 2008. Revenue for Edict Systems increased 5%, but revenue for Merkur Group declined by 35%.

Total Revenue

	Six months ended June 30, 2009		Six months ended June 30, 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$3,480,598	80	3,303,907	71	176,691	5
Merkur Group products and services	875,652	20	1,341,594	29	(465,942)	(35)

Total revenue	$4,356,250	100	4,645,501	100	(289,251)	(6)

Edict Systems Revenue

Revenue in the first six months of 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are summarized below:

Edict Systems Revenue

	Six months ended June 30, 2009		Six months ended June 30, 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$2,387,272	69	2,311,365	70	75,907	3
AutomotiveEC	280,261	8	305,088	9	(24,827)	(8)
Other Web EDI	99,995	3	108,596	3	(8,601)	(8)
EnterpriseEC	654,058	19	544,373	16	109,685	20
Other products and services	59,012	1	34,485	2	24,527	71

Total	$3,480,598	100	3,303,907	100	176,691	5

•	Revenue from GroceryEC increased by 3% compared to the first six months of 2008. The rate of revenue growth for GroceryEC is slowing due to overall economic conditions and market saturation.

•

Revenue from AutomotiveEC decreased by 8% in the first six months of 2009 compared to the first six months in 2008. Overall weak economic conditions in the automotive industry are causing reduced customer demand for processing AutomotiveEC business documents. No customers use Automotive EC to conduct business electronically with General Motors, Ford, or Chrysler.

•

Revenue from EnterpriseEC increased by 20% compared to the first six months of 2008. The increase in revenue is due primarily to increased value added network (VAN) services to grocery industry hubs and to hosted integration services provided to existing customers of Web EDI services and new customers. The increase occurred despite significant pricing pressures and the availability of alternate connectivity options.

The Company expects to continue its efforts to increase activity in currently supported industries as well as diversify and develop additional business in other industries including healthcare, consumer packaged goods, and manufacturing.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group, Inc. in the first six months of 2009 and 2008 are summarized below:

Merkur Group Revenue

	Six months ended June 30, 2009		Six months ended June 30, 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$228,426	26	553,781	41	(325,355)	(59)
Hardware	64,610	7	143,324	11	(78,714)	(55)
Maintenance contracts	440,347	50	430,636	32	9,711	2
Professional services	142,269	17	213,853	16	(71,584)	(33)

Total	$875,652	100	1,341,594	100	(465,942)	(35)

Revenue from Merkur Group declined in the first six months of 2009 compared to the first six months of 2008 due to the effects of the weakened economy and the uncertainty of future economic conditions that have caused current customers to postpone software upgrades and prospective customers to delay software purchases. These decisions have a direct adverse affect on Merkur’s other revenue sources as customer’s normally require a hardware upgrade, additional maintenance, and professional services in addition to the software upgrades and new software purchases.

Net Income

Net income for the first six months of 2009 compared to the first six months of 2008 is summarized in the table below:

Net Income

	Six months ended June 30, 2009	Six months ended June 30, 2008	Increase (Decrease)
			Amount	%
Edict Systems, Inc.	$460,908	478,963	(18,055)	(4)
Merkur Group, Inc.	104,706	92,680	12,026	13
Amortization of intangible assets, net of income tax effects	(19,675)	(27,108)	(7,433)	(28)

Total Net Income	$545,939	544,535	1,404	—

•	The decline for Edict Systems was due primarily to increased personnel related costs in product development, operations and customer service that exceeded increased revenue.

•

Despite a 35% decline in revenue, net income for Merkur Group increased by 13% primarily due to reduced personnel related costs including salaries and benefits, bonuses and sales commissions and reduced travel costs incurred to provide professional services.

Gross Margin

The Company’s gross margin, as a percent of revenue, declined from 61% in the first six months of 2008 to 58% in the first six months of 2009 due primarily to increased technical personnel costs for Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $260,605, or 13%, in the first six months of 2009 compared to the first six months of 2008. This decrease was due primarily to reduced personnel related costs including bonuses and sales commissions and due to reductions in various expenses in these areas.

Other income (expense), net

Other income (expense), net decreased by $17,777 in the first six months of 2009 compared to the first six months of 2008 due to losses on short-term investments and declining interest income from cash and cash equivalents.

Liquidity and Capital Resources

In the six months ended June 30, 2009, the Company generated net cash flows from operating activities of $640,950 compared to $617,501 for the first six months of 2008. The cash flow from operating activities in both periods was due primarily to net income adjusted for non-cash expenses. As a result, cash and cash equivalents increased during the six months ended June 30, 2009 by $589,191.

Changes in Consolidated Condensed Balance Sheet from December 31, 2008 to June 30, 2009

Certain changes that occurred in the Condensed Balance Sheet during the six months ended June 30, 2009 are described below:

•	Accounts receivable increased by $111,470 due primarily to accounts receivable at June 30, 2009 from software sales in 2009.

•	Total shareholders’ equity increased by $503,749 as a result of net income for the six month period of $545,939 less purchases of treasury stock of $42,190.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended June 30, 2009.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issue no unregistered securities during the quarterly period ended June 30, 2009.

The Company’s share repurchase program for up to $750,000 in fair market value of the Company’s common stock on the open market or in privately negotiated transactions, initially announced on August 9, 2007, and expiring on December 31, 2009, is summarized below by month during the second quarter of 2009:

Period	(a) Total number of shares purchased	(b) Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2009	$7,500	$1.09	7,500	511,998
May 2009	25,100	1.20	25,100	481,888

Total	$32,600	1.17	32,600	481,888

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

4.1	Amendment to warrant certificated dated August 9, 2005	Previously filed (D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.
(D)	Filed with Form 10-QSB for the quarterly period ended September 30, 2005 as of November 14, 2005.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

August 13, 2009	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 13, 2009	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors