Form 10-Q
period 2009-09-30
ADVANT E CORP
filed 2009-11-13
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009 the issuer had 6,672,269 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$2,158,016	2,067,253	6,514,265	6,712,754
Cost of revenue	858,522	792,351	2,688,352	2,615,977

Gross margin	1,299,494	1,274,902	3,825,913	4,096,777
Marketing, general and administrative expenses	801,355	884,584	2,526,143	2,869,978

Operating income	498,139	390,318	1,299,770	1,226,799
Other income (expense), net	(3,376)	(25,852)	2,459	(2,241)

Income before income taxes	494,763	364,466	1,302,229	1,224,558
Income tax expense	178,085	117,387	439,611	432,944

Net income	$316,678	247,079	862,618	791,614

Earnings per share – basic and diluted	$.05	.04	.13	.12

Weighted average shares outstanding – basic and diluted	6,674,656	6,791,399	6,691,922	6,807,085

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$3,121,338	2,090,005
Short-term investments	—	232,721
Accounts receivable, net	712,543	699,095
Prepaid software maintenance costs	165,495	156,027
Prepaid expenses and deposits	93,669	74,361
Prepaid income taxes	38,132	16,837
Deferred income taxes	138,134	152,156

Total current assets	4,269,311	3,421,202
Software development costs, net	111,820	112,453
Property and equipment, net	333,068	434,645
Goodwill	1,474,615	1,474,615
Other intangible assets, net	350,398	413,932

Total assets	$6,539,212	5,856,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144,018	207,374
Accrued salaries and other expenses	300,228	283,360
Deferred revenue	590,314	583,677

Total current liabilities	1,034,560	1,074,411
Deferred income taxes	243,534	335,663

Total liabilities	1,278,094	1,410,074

Shareholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,737,741 shares issued and 6,672,269 outstanding at September 30, 2009; 6,738,261 shares issued and 6,713,919 shares outstanding at December 31, 2008	6,738	6,738
Paid-in capital	2,019,583	2,020,206
Retained earnings	3,318,382	2,455,764
Treasury stock at cost, 65,472 and 24,342 shares at September 30, 2009 and December 31, 2008, respectively	(83,585)	(35,935)

Total shareholders’ equity	5,261,118	4,446,773

Total liabilities and shareholders’ equity	$6,539,212	5,856,847

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$862,618	791,614
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	190,127	205,845
Amortization of software development costs	61,338	61,338
Amortization of other intangible assets	63,534	63,534
Deferred income taxes	(78,107)	(93,920)
Purchases of trading securities	(99,922)	(213,754)
Proceeds from sales of trading securities	327,193	209,724
Net unrealized (gains) losses on trading securities	(34,546)	38,095
Net realized (gains) losses on sales of securities	39,996	(7,429)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(13,448)	77,906
Prepaid software maintenance costs	(9,468)	831
Prepaid expenses and deposits	(19,308)	12,695
Prepaid income taxes	(21,295)	(55,553)
Accounts payable	(63,356)	(20,008)
Accrued salaries and other expenses	16,868	(22,063)
Income taxes payable	—	(136,947)
Deferred revenue	6,637	2,953

Net cash flows from operating activities	1,228,861	914,861

Cash flows from investing activities:
Purchases of property and equipment	(88,550)	(162,948)
Software development costs	(60,705)	—

Net cash flows from investing activities	(149,255)	(162,948)

Cash flows from financing activities:
Purchase of treasury shares	(48,273)	(88,581)

Net increase in cash and cash equivalents	1,031,333	663,332
Cash and cash equivalents, beginning of period	2,090,005	2,039,447

Cash and cash equivalents, end of period	$3,121,338	2,702,779

Supplemental disclosures of cash flow items:
Income taxes paid	$539,013	718,100
Non-cash transaction
Retirement of 520 and 60,000 treasury shares during the nine months ended September 30, 2009 and 2008, respectively	623	75,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements, together with the accompanying consolidated condensed balance sheet as of December 31, 2008, which has been derived from the audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Advant-e Corporation’s latest shareholders’ annual report (Form 10-K).

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

Fair Value Measurements

Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of marketable equity securities and treasury securities, classified as Short-term investments on the Consolidated Balance Sheets and were classified as trading securities, as of December 31, 2008. At September 30, 2009, the Company had no Short-term Investments. The Company had no liabilities measured using fair value at September 30, 2009 or December 31, 2008.

The inputs to valuation techniques used to measure fair value are assigned to one of three broad input levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

At December 31, 2008, short-term investments were valued using quoted market prices and therefore were categorized as level 1 fair value instruments.

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

Management assesses goodwill for impairment on an annual basis.

Note 2: Line of Credit

At September 30, 2009, the Company has a $1,500,000 bank line of credit. Any borrowings under the line of credit are collateralized by substantially all of the assets of one of the Company’s subsidiaries and are payable upon demand. Interest on the borrowings accrues at the bank’s prime commercial rate. The line of credit, which expires on June 30, 2010, is guaranteed by the Company’s Chief Executive Officer. No borrowings are outstanding at September 30, 2009.

Note 3: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current expense	$181,414	131,187	517,718	526,864
Deferred benefit	(3,329)	(13,800)	(78,107)	(93,920)

Total income tax expense	$178,085	117,387	439,611	432,944

The difference between total income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effects of state income taxes and gains and losses from short-term investments.

Note 4: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on Income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,796,045	361,971	—	2,158,016
Income before income taxes	434,682	81,259	(21,178)	494,763
Income tax expense	160,584	24,702	(7,201)	178,085
Net Income	274,098	56,557	(13,977)	316,678
Segment assets at September 30, 2009	3,261,526	1,414,541	1,863,145	6,539,212

	Three Months Ended September 30, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,712,761	354,492	—	2,067,253
Income (loss) before income taxes	413,424	(27,780)	(21,178)	364,466
Income tax expense (benefit)	137,886	(12,875)	(7,624)	117,387
Net Income (loss)	275,538	(14,905)	(13,554)	247,079
Segment assets at September 30, 2008	3,343,734	1,268,839	1,965,278	6,577,851

The following segment information is for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$5,276,643	1,237,622	—	6,514,265
Income before income taxes	1,131,354	234,409	(63,534)	1,302,229
Income tax expense	396,347	73,146	(29,882)	439,611
Net Income	735,007	161,263	(33,652)	862,618

	Nine Months Ended September 30, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$5,016,668	1,696,086	—	6,712,754
Income before income taxes	1,167,866	120,226	(63,534)	1,224,558
Income tax expense	413,366	42,450	(22,872)	432,944
Net Income	754,500	77,776	(40,662)	791,614

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Note 5: Recently Issued Accounting Pronouncements

In December 2008, The Financial Accounting Standards Board (FASB) issued authoritative guidance requiring additional disclosures for plan assets of defined benefit pension or other postretirement plans. This guidance, which was incorporated into Accounting Standards Codification (ASC) Topic 715, “Compensation – Retirement Benefits,” requires new disclosures only, and does not change the accounting treatment for postretirement benefits plans. ASC Topic 715 is effective for fiscal year ending December 31, 2009. The adoption of this standard will have no material impact on the Company’s consolidated financial statements.

In June 2009, The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140.” SFAS 166 provides an improvement to the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This standard remains authoritative until it is integrated into the Codification. SFAS 166 will be effective for annual periods ending after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early adoption prohibited. Management does not anticipate the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, The FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative – and making the Accounting Standards Codification the source authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 did not have a material impact on the consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the ASC as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company does not anticipate the adoption of this guidance to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.” ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC Topic 985, “Software.” ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated financial statements.

Note 6: Subsequent Events

Management performed an evaluation of the Company’s activity through the date the accompanying financial statements were issued, which was November 13, 2009, and concluded that the following significant subsequent events occurred:

On October 30, 2009, the Company’s Board of Directors approved an increase in the number of its authorized common shares of stock from 20,000,000 to 100,000,000, requiring an amendment to the Company’s Certificate of Incorporation. On October 30, 2009 the Company’s Board of Directors approved a ten-for-one stock split of the Company’s common stock for all shareholders of record on November 30, 2009. The increase in the number of authorized shares and the stock split require appropriate applications and approvals through state and regulatory authorities. As of the date of the issuance of these financial statements, the requisite approvals have not been received.

On October 30, 2009 the Company’s Board of Directors declared the payment of a cash dividend, totaling approximately $2 million ($.03 per share after the aforementioned ten-for-one stock split), payable in three installments of $.01 each by no later than December 31, 2009, June 30, 2010, and December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Revenue recognition

The Company recognizes revenues when, in addition to other criteria, delivery has occurred or services have been rendered.

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

Revenue from the sale of software and related products is recognized upon delivery of the software to the customer when title and risk of loss are transferred. Additionally, the Company records revenue from the sale of software and related products at gross, and the related software purchases are included in cost of sales. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from professional services is recognized upon performance of those services.

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other.” Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with ASC Topic 350, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with ASC Topic 985. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

The Company capitalized software development costs of $60,705 in the three months and nine months ended September 30, 2009.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 5: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Results of Operations

Third Quarter of 2009 Compared to Third Quarter of 2008

Revenue

Total revenue for the third quarter of 2009 increased 4% compared to the third quarter of 2008. Revenue for Edict Systems increased 5% and revenue for Merkur Group increased by 2%.

Total Revenue

	Q3 2009		Q3 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$1,796,045	83	1,712,761	83	83,284	5
Merkur Group products and services	361,971	17	354,492	17	7,479	2

Total revenue	$2,158,016	100	2,067,253	100	90,763	4

Edict Systems Revenue

Revenue in the third quarter of 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

Edict Systems Revenue

	Q3 2009		Q3 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,213,979	68	1,175,110	69	38,869	3
AutomotiveEC	133,982	7	154,742	9	(20,760)	(13)
Other Web EDI	52,139	3	53,594	3	(1,455)	(3)
EnterpriseEC	356,742	20	298,945	17	57,797	19
Other products and services	39,203	2	30,370	2	8,833	29

Total	$1,796,045	100	1,712,761	100	83,284	5

•	Revenue from GroceryEC increased 3% compared to the third quarter of 2008. The rate of revenue growth for GroceryEC is slowing due to overall sluggish economic conditions and market saturation.

•

Revenue from AutomotiveEC decreased by 13% in the third quarter of 2009 compared to the third quarter in 2008. Overall weak economic conditions in the automotive industry are causing reduced customer demand for processing AutomotiveEC business documents.

•

Revenue from EnterpriseEC increased by 19% compared to the third quarter of 2008. The increase in revenue is due primarily to increased value added network (VAN) services to grocery industry hubs, new customers and increased volume to existing customers. The increase occurred despite significant pricing pressures and the availability of alternate connectivity options.

The Company expects to continue its efforts to increase activity in currently supported industries as well as diversify and develop additional business in other industries including healthcare, consumer packaged goods, and manufacturing.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in the third quarter of 2009 and 2008 are summarized below:

Merkur Group Revenue

	Q3 2009		Q3 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$22,556	6	5,808	2	16,748	288
Hardware	32,570	9	14,424	4	18,146	126
Maintenance contracts	206,645	57	259,948	73	(53,303)	(21)
Professional services	100,200	28	74,312	21	25,888	35

Total	$361,971	100	354,492	100	7,479	2

Revenue for Merkur Group increased by 2% in the third quarter of 2009 compared to the third quarter of 2008. Revenue in the third quarter of both 2009 and 2008 suffered from the effects of the weakened economy and the uncertainty of future economic conditions that have caused current customers to postpone software upgrades and prospective customers to delay software purchases. These decisions have a direct adverse affect on Merkur’s other revenue sources as customer’s normally require a hardware upgrade, additional maintenance, and professional services in addition to the software upgrades and new software purchases.

Net Income

Net income for the third quarter of 2009 compared to the same quarter in 2008 is summarized in the table below:

Net Income

			Increase (Decrease)
	Q3 2009	Q3 2008	Amount	%
Edict Systems, Inc.	$274,098	275,538	(1,440)	(1)
Merkur Group, Inc.	56,557	(14,905)	71,462	479
Amortization of intangible assets, net of income tax effects	(13,977)	(13,554)	(423)	(3)

Total Net Income	$316,678	247,079	69,599	28

•	Despite the 5% increase in revenue for Edict Systems, net income decreased slightly as a result of increased personnel related costs in both the technical and marketing areas.

•	Net income for Merkur Group increased primarily due to reduced personnel related costs including salaries and benefits, bonuses and sales commissions and reduced travel costs.

Gross Margin

The Company’s gross margin, as a percent of revenue, declined from 62% in the third quarter of 2008 to 60% in the third quarter of 2009, due to technical personnel related costs that increased at a rate faster than revenue increased for Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $83,229, or 9%, in the third quarter of 2009 compared to the third quarter of 2008. Marketing, general and administrative expenses also declined in the first and second quarters in 2009 compared to the first and second quarters in 2008. The reductions are due to the Company’s continuing efforts to control selling general and administrative expenses, particularly for Merkur Group, where revenue is below historical levels.

Other income (expense), net

Other income (expense), net improved in the third quarter of 2009 compared to the third quarter of 2008 because losses from the Company’s short term investments in Q3 2009 were less than the losses in Q3 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Results of operations for the nine months ended September 30, 2009 and 2008, presented as percentages of revenues, are summarized below:

Revenue

Total revenue for the first nine months of 2009 decreased by 3% compared to the first nine months of 2008. Revenue for Edict Systems increased 5%, but revenue for Merkur Group declined by 27%.

Total Revenue

	Nine months ended September 30, 2009		Nine months ended September 30, 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems products and services	$5,276,643	81	5,016,668	75	259,975	5
Merkur Group products and services	1,237,622	19	1,696,086	25	(458,464)	(27)

Total revenue	$6,514,265	100	6,712,754	100	(198,489)	(3)

Edict Systems Revenue

Revenue in the first nine months of 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are summarized below:

Edict Systems Revenue

	Nine months ended September 30, 2009		Nine months ended September 30, 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$3,601,251	68	3,486,474	70	114,777	3
AutomotiveEC	414,243	8	459,831	9	(45,588)	(10)
Other Web EDI	152,134	3	162,190	3	(10,056)	(6)
EnterpriseEC	1,010,800	19	843,318	17	167,482	20
Other products and services	98,215	2	64,855	1	33,360	51

Total	$5,276,643	100	5,016,668	100	259,975	5

•	Revenue from GroceryEC increased by 3% compared to the first nine months of 2008. The rate of revenue growth for GroceryEC is slowing due to overall sluggish economic conditions and market saturation.

•

Revenue from AutomotiveEC decreased by 10% in the first nine months of 2009 compared to the first nine months in 2008. Overall weak economic conditions in the automotive industry are causing reduced customer demand for processing AutomotiveEC business documents.

•

Revenue from EnterpriseEC increased by 20% compared to the first nine months of 2008. The increase in revenue is due primarily to increased value added network (VAN) services to grocery industry hubs, new customers and increased volume to existing customers. The increase occurred despite significant pricing pressures and the availability of alternate connectivity options.

The Company expects to continue its efforts to increase activity in currently supported industries as well as diversify and develop additional business in other industries including healthcare, consumer packaged goods, and manufacturing.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group, Inc. in the first nine months of 2009 and 2008 are summarized below:

Merkur Group Revenue

	Nine months ended September 30, 2009		Nine months ended September 30, 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$250,982	20	561,719	33	(310,737)	(55)
Hardware	97,180	8	157,748	9	(60,568)	(38)
Maintenance contracts	646,991	52	688,454	41	(41,463)	(6)
Professional services	242,469	20	288,165	17	(45,696)	(16)

Total	$1,237,622	100	1,696,086	100	(458,464)	(27)

Revenue from Merkur Group declined in the first nine months of 2009 compared to the first nine months of 2008 due to the effects of the weakened economy and the uncertainty of future economic conditions that have caused current customers to postpone software upgrades and prospective customers to delay software purchases. These decisions have a direct adverse affect on Merkur’s other revenue sources as customer’s normally require a hardware upgrade, additional maintenance, and professional services in addition to the software upgrades and new software purchases.

Net Income

Net income for the first nine months of 2009 compared to the first nine months of 2008 is summarized in the table below:

Net Income

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Increase (Decrease)
			Amount	%
Edict Systems, Inc.	$735,007	754,500	(19,493)	(3)
Merkur Group, Inc.	161,263	77,776	83,487	107
Amortization of intangible assets, net of income tax effects	(33,652)	(40,662)	7,010	17

Total Net Income	$862,618	791,614	71,004	9

•	The decline for Edict Systems was due primarily to personnel related costs in product development, operations and customer service that increased at a rate faster than the rate that revenue increased.

•

Despite a 27% decrease in revenue, net income for Merkur Group increased primarily due to reduced personnel related costs including salaries and benefits, bonuses and sales commissions and reduced travel costs.

Gross Margin

The Company’s gross margin, as a percent of revenue, declined from 61% in the first nine months of 2008 to 59% in the first nine months of 2009 due to technical personnel related costs that increased at a rate faster than revenue increased for Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $343,835, or 12%, in the first nine months of 2009 compared to the first nine months of 2008. The reductions are due to the Company’s continuing efforts to control selling general and administrative expenses, particularly for Merkur Group, where revenue is below historical levels.

Other income (expense), net

Other income (expense), net improved in the first nine months of 2009 compared to the first nine months of 2008 because losses from the Company’s short term investments in the nine months ended September 30, 2009 were less than the losses in the nine months ended September 30, 2008.

Liquidity and Capital Resources

In the nine months ended September 30, 2009, the Company generated net cash flows from operating activities of $1,228,861 compared to $914,861 for the first nine months of 2008. The cash flow from operating activities in both periods was due primarily to net income adjusted for non-cash expenses, but 2009 includes proceeds from selling all the Company’s short-term investments and converting the proceeds to cash and cash equivalents. As a result, cash and cash equivalents increased during the nine months ended September 30, 2009 by $1,031,333.

Changes in Consolidated Condensed Balance Sheet from December 31, 2008 to September 30, 2009

Certain changes that occurred in the Condensed Balance Sheet during the nine months ended September 30, 2009 are described below:

•	Short-term investments were sold in the third quarter of 2009 for cash.

•

The liability for deferred income taxes decreased by $92,129 because certain temporary differences for financial reporting and income tax purposes declined, including the differences for depreciation and other intangible assets, and the cash basis of accounting the Company used for income tax purposes until 2008.

•	Total shareholders’ equity increased by $814,345 as a result of net income for the nine month period of $862,618 less purchases of treasury stock of $48,273.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended September 30, 2009.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered securities during the quarterly period ended September 30, 2009.

The Company’s share repurchase program for up to $750,000 in fair market value of the Company’s common stock on the open market or in privately negotiated transactions, initially announced on August 9, 2007, and expiring on December 31, 2009, is summarized below by month during the third quarter of 2009:

Period	(a) Total number of shares purchased	(b) Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 2009	3,000	$1.10	3,000	478,588

September 2009	2,530	1.10	2,530	475,805

Total	5,530	1.10	5,530	475,805

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000

Text of amendment to Certificate of Incorporation filed as exhibit to Form 8-k filed on October 30, 2009

(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Filed with Form 10-SB filed as of July 1, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

November 13, 2009	By:	/S/ JASON K. WADZINSKI
Jason K. Wadzinski
Chief Executive Officer Chairman of the Board of Directors

November 13, 2009	By:	/S/ JAMES E. LESCH
James E. Lesch
Chief Financial Officer
Principal Accounting Officer Member of the Board of Directors