Form 10-K
period 2009-12-31
ADVANT E CORP
filed 2010-03-30
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of the common stock as reported by Over the Counter Bulletin Board on such date, was $3,917,876.

The number of shares of outstanding common stock of the issuer as of March 30, 2010 was 66,722,590.

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

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc., develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada and Mexico, and Puerto Rico.

Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service.

Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options.

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

The Company utilizes its many years of experience in the e-commerce industry to market EnterpriseEC, the Company’s Electronic Transaction Network and Trading Community Management Platform, horizontally to companies currently doing e-commerce as well as companies that will be conducting e-commerce in the future. Because EnterpriseEC is not industry specific and utilizes both standards-based data formats as well as proprietary formats, any company doing Electronic Data Interchange (EDI) or which wants to conduct business electronically is a potential customer.

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

If the Company was deprived of the right to use software incorporated in its products for any reason, or if the tools utilized in the development of its products were discontinued or the capabilities contained in future releases did not meet the standards set by the Company, there could be serious disruptions to its business.

The Company’s wholly-owned subsidiary, Merkur Group, Inc., buys its software for resale almost exclusively from a single supplier. The Company has a contract with that supplier through June 30, 2010. While this software is somewhat unique, similar software that includes substantially the same capabilities is available from other sources at competitive prices. The loss of the current source of supply, however, could result in disruption to the business and could have an adverse impact on the Company’s revenue and net income.

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that challenges and rewards employees and encourages development of their careers, professionalism, and entrepreneurship. As of March 30, 2010, the Company had a total of sixty-six (66) employees—sixty-five (65) were full-time employees and one (1) was a part-time employee. Forty-three (43) employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, sixteen (16) employees are marketing and sales personnel and seven (7) are involved in administration and finance.

Research and Development

Expenditures for research and development were nominal in 2009 and 2008.

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

The Company believes that it is in full compliance with the applicable rules and regulations of the Securities Exchange Commission and is in full compliance with applicable provisions of the Sarbanes-Oxley Act of 2002 and its regulations, recognizing that, as a non-accelerated filer, the Company is required to comply with Section 404 by providing management’s report over financial reporting when it files its annual report Form 10-K, and by providing the independent registered public accounting firm’s attestation report on internal control over financial reporting when it files its annual report Form 10-K for the year ended December 31, 2010.

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

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.	Properties.

The Company leases for $105,480 per year 12,000 square feet of office space as its corporate office and principal place of business of Edict Systems, Inc. in Dayton, Ohio. The lease expires on September 30, 2011, except that the Company has two three-year renewal options through 2017.

The Company leases for $69,991 per year 4,170 square feet of office space as the principal place of business of Merkur Group, Inc. in West Chester, Ohio. The lease expires on March 31, 2012.

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “ADVC”) on the OTC Bulletin Board. The Company’s Common Stock symbol was “AVEE” before it was changed to “ADVC” effective as of November 2, 2009.

The following table shows per share amounts that reflect retrospectively the ten-for-one stock split effective December 1, 2009. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	Dividends	High	Low
2009
Quarter ended:
March 31, 2009	$.000	0.144	0.096
June 30, 2009	.000	0.130	0.101
September 30, 2009	.000	0.140	0.102
December 31, 2009	.030	0.400	0.120
2008
Quarter ended:
March 31, 2008	.000	0.210	0.165
June 30, 2008	.000	0.225	0.105
September 30, 2008	.000	0.199	0.150
December 31, 2008	.014	0.170	0.100

As of March 30, 2010 the Company had approximately 292 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

The Company declared a special dividend of $0.03 per share, $2,001,678 in total, payable in three installments of $0.01 per share, or $667,226, each by no later than December 31, 2009, June 30, 2010, and December 31, 2010. The Company paid the first installment, $0.01 per share, or $667,226, on December 28, 2009. The Company paid a special cash dividend in the fourth quarter of 2008 of $0.014 per share, or $940,704 in total.

The Company declared special dividends in 2008 and 2009, and is committed to paying in 2010 the final two installments of the 2009 dividend declaration. These declarations and payments, however, are not meant to indicate that the Company will necessarily declare and pay a dividend in 2011 and beyond on a regular basis. Any dividend payments are at the discretion of the Board of Directors. Dividend payments depend on various facts and circumstances including, but not limited to, the Company’s earnings and financial position, general economic conditions, opportunities for the Company’s development and expansion, and other pertinent factors

No securities are authorized for issuance under share-based compensation plans.

Issuer Purchases of Equity Securities

The Company’s share repurchase program for up to $750,000 in fair market value of the Company’s common stock on the open market or in privately negotiated transactions was announced on August 9, 2007, and subsequently extended through December 31, 2009. During the life of the program the Company purchased 2,027,560 shares, reflecting the 10-for 1 stock split in 2010, for $274,354 at an average cost of approximately $0.135 per share. The following table summarizes the share repurchase program by month during the fourth quarter of 2009:

Period	(a) Total number of shares purchased	(b) Average price per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that were not purchased under the plan or program
November 2009	100	$.135	100	$475,646

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2009 Results Compared to 2008

Executive Summary

•	Revenue for 2009 of $8,649,199 declined by $219,970, or 2%, compared to 2008 due primarily to reduced software revenue for Merkur Group.

•	Net income for 2009 of $1,194,802 increased by $131,012, or 12%, due primarily to our efforts to reduce costs and expenses.

•

The Company implemented a ten-for-one stock split of its common stock, wherein shareholders of record on November 30, 2009 received on December 2, 2009 nine additional shares of stock for each share held on that date. As a result, the Company issued 60,255,909 additional shares. Per share amounts for both 2009 and 2008 reflect this stock split.

•

The Company declared dividends on October 30, 2009 of $0.03 per share (after the aforementioned ten-for-one stock split), payable in three installments of $.01, the first of which was paid on December 28, 2009 and totaled $667,226. The remaining two installments of $0.01 per share each will be paid on or before June 30, 2010 totaling $667,226 and on or before December 31, 2010 totaling $667,226.

•	The Company generated net cash flows from operating activities of $1,594,305 in 2009 compared to $1,427,412 in 2008.

Revenue

Total revenue in 2009 decreased by 2%, compared to 2008. Revenue for Edict Systems increased by 6% and revenue for Merkur Group decreased by 29%.

Total Revenue

	2009		2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$7,143,225	83	6,734,976	76	408,249	6
Merkur Group	1,505,974	17	2,134,193	24	(628,219)	(29)

Total revenue	$8,649,199	100	8,869,169	100	(219,970)	(2)

Edict Systems Revenue

Revenue in 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

Edict Systems Revenue

	2009		2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$4,826,647	68	4,636,280	69	190,367	4
AutomotiveEC	566,841	8	614,176	9	(47,335)	(8)
Other Web EDI	205,701	3	215,630	3	(9,929)	(5)
EnterpriseEC	1,351,233	19	1,175,178	17	176,055	15
Other products and services	192,803	2	93,712	2	99,091	106

Total	$7,143,225	100	6,734,976	100	408,249	6

•	Revenue from GroceryEC increased by 4% compared to 2008. The rate of revenue growth for GroceryEC declined in 2009 due to overall sluggish economic conditions and to increasing market saturation.

•

Revenue from AutomotiveEC decreased by 8% compared to 2008. Overall weak economic conditions in the automotive industry resulted in reduced customer demand for processing AutomotiveEC business documents.

•

Revenue from EnterprisEC increased by 15% compared to 2008. The increase in revenue is due primarily to increased value added network (VAN) services to grocery industry hubs, new customers and increased volume to existing customers. The increase occurred despite significant pricing pressures and the availability of alternative connectivity options.

•

Other products and services revenue increased 106% in 2009 compared to 2008. The increase was primarily due to a non-recurring software development contract with an existing customer in the automotive industry.

The Company is continuing its efforts to increase activity in currently supported industries and to develop additional business in other industries including healthcare, consumer packaged goods and manufacturing.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in 2009 and 2008 is summarized below:

Merkur Group Revenue

	2009		2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$247,988	16	634,048	30	(386,060)	(61)
Hardware	97,180	6	177,709	8	(80,529)	(45)
Maintenance contracts	863,859	58	921,144	43	(57,285)	(6)
Professional services	279,319	19	395,365	19	(116,046)	(29)
Other	17,628	1	5,927	—	11,701	197

Total	$1,505,974	100	2,134,193	100	(628,219)	(29)

Revenue from Merkur Group declined by 29% in 2009 compared to 2008 due to the effects of the weakened economy and the uncertainty of future economic conditions that have caused current customers to postpone software upgrades and prospective customers to delay software purchases. These decisions have a direct adverse affect on Merkur Group’s other revenue sources as customers normally require hardware upgrades, additional maintenance, and professional services in addition to the software upgrades and new software purchases.

Revenue from customers in foreign locations

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in both 2009 and 2008.

Net Income

Net income for 2009 compared to 2008 is summarized below:

Net Income

			Increase
	2009	2008	Amount	%
Edict Systems	$1,064,972	996,958	68,014	7
Merkur Group	177,459	121,048	56,411	47
Amortization of intangible assets, net of income tax effects	(47,629)	(54,216)	6,587	12

Total Net Income	$1,194,802	1,063,790	131,012	12

•	The increase for Edict Systems was due primarily to the Company’s efforts to reduce marketing, general, and administrative expenses.

•

The increase for Merkur Group was due primarily to reduced cost of revenue and marketing general and administrative expenses, including personnel related costs including salaries and benefits, bonuses and sales commissions and reduced travel costs. These reductions helped offset Merkur’s revenue decline.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, declined from 61% in 2008 to 59% in 2009 primarily due to increased technical personnel costs that increased at a faster rate than revenue for Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $411,355, or 11%, in 2009 compared to 2008, due primarily to the Company’s efforts in reducing personnel related costs and travel.

Other income (expense), net

Other income (expense), net improved in 2009 compared to 2008 because losses from the Company’s short-term investments in 2008 were substantially less than the losses in 2009. The Company sold its portfolio of short-term investments in 2009.

Liquidity and capital resources

In 2009 the Company generated net cash flows from operating activities of $1,594,305 compared to $1,427,412 in 2008. The cash flows from operating activities in both years was due substantially to net income adjusted for non-cash expenses, but 2009 also included cash generated from selling all the Company’s short-term investments and converting the proceeds to cash and cash equivalents.

In 2009 the Company acquired property and equipment primarily for enhanced infrastructure capability in the amount of $135,516, incurred capitalized software development costs related to its new version of Web EDI in the amount of $119,287, purchased treasury stock at a cost of $48,285 as part of its stock repurchase program that expired on December 31, 2009, and paid the first of three dividend installments in the amount of $667,226.

Management believes that the Company will have sufficient financial resources, including cash and cash equivalents at December 31, 2009, and cash generated from operations in 2010, to meet business requirements for the next 12 months, including payment of $1,334,452 for the final two installments of the dividend declared in 2009, capital expenditures for the Company’s computer hardware and software infrastructure, new product development, working capital requirements, new sales and marketing efforts, and any personnel additions. The Company has available an unused line of credit in the amount of $1.5 million that expires in 2010, when it is expected to be renewed.

Changes in Consolidated Balance Sheet from December 31, 2008 to December 31, 2009

Some balance sheet changes that occurred in 2009 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Accounts receivable decreased $65,040 due primarily to reduced revenues from Merkur Group in late 2009 compared to 2008.

•	Other intangible assets decreased $84,712 due to the amortization of the costs associated with the purchase of Merkur Group.

•	Accounts payable decreased $91,828 due to the payment in 2009 of certain large purchases made in December 2008.

•	Accrued salaries and other expenses decreased $136,661 because the Company paid the January 1, 2010 payroll one day early as a result of the timing of the New Years Day holiday.

•	In 2009 shareholders’ equity decreased by $855,161, resulting from net income of $1,194,802 less dividends declared of $2,001,678 and less purchase of treasury shares of $48,285.

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2009:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$349,277	201,242	148,035
Validate EC	15,363	13,442	1,921

Total	$364,640	214,684	149,956

The Company capitalized $119,287 of salaries, wages, and payroll taxes during 2009 related to enhancements of the new version of Web EDI. The unamortized costs relate exclusively to internal use software and costs associated with website development and related enhancements.

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

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2009 compared to the fourth quarter of 2008 are as follows:

	Fourth Quarter 2009	Fourth Quarter 2008
Revenue	$2,134,934	2,156,415
Cost of revenue	873,428	860,693

Gross margin	1,261,506	1,295,722
Marketing, general and administrative expenses	768,044	835,564

Operating income	493,462	460,158
Other income (expense), net	2,548	(28,460)

Income before income taxes	496,010	431,698
Income tax expense	163,826	159,522

Net income	$332,184	272,176

Earnings per share – basic and diluted	$0.005	0.004

Revenue

Total revenue for the fourth quarter of 2009 decreased 1% compared to the fourth quarter of 2008. Revenue for Edict Systems increased 9% and revenue for Merkur Group decreased by 39%.

Total Revenue

	Q4 2009		Q4 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$1,866,583	87	1,718,309	80	148,274	9
Merkur Group	268,351	13	438,106	20	(169,755)	(39)

Total revenue	$2,134,934	100	2,156,415	100	(21,481)	(1)

Edict Systems Revenue

Revenue in the fourth quarter of 2009 and 2008 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

Edict Systems Revenue

	Q4 2009		Q4 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,225,397	66	1,149,807	67	75,590	7
AutomotiveEC	152,598	8	154,345	9	(1,747)	(1)
Other Web EDI	53,567	3	53,441	3	126	—
EnterpriseEC	340,433	18	331,860	19	8,573	3
Other products and services	94,588	5	28,856	2	65,732	228

Total	$1,866,583	100	1,718,309	100	148,274	9

•

Revenue from GroceryEC increased 7% compared to the fourth quarter of 2008. The rate of revenue growth for GroceryEC is slowing due to overall sluggish economic conditions and increasing market saturation.

•

Other products and services revenue increased by $65,732 compared to the fourth quarter of 2008. The increase was primarily due to a non-recurring software development contract with an existing customer in the automotive industry.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in the fourth quarter of 2009 and 2008 is summarized below:

Merkur Group Revenue

	Q4 2009		Q4 2008		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$9,190	3	77,951	18	(68,761)	(88)
Hardware	—	—	19,961	5	(19,961)	(100)
Maintenance contracts	216,866	81	230,558	53	(13,692)	(6)
Professional services	36,850	14	107,200	24	(70,350)	(66)
Other	5,445	2	2,436	—	3,009	124

Total	$268,351	100	438,106	100	(169,755)	(39)

Revenue from Merkur Group declined by 39% in 2009 compared to 2008 due to the effects of the weakened economy and the uncertainty of future economic conditions that have caused current customers to postpone software upgrades and prospective customers to delay software purchases. These decisions have a direct adverse affect on Merkur’s other revenue sources as customer’s normally require a hardware upgrade, additional maintenance, and professional services in addition to the software upgrades and new software purchases.

Net Income

Net income for the fourth quarter of 2009 compared to the same quarter in 2008 is summarized below:

Net Income

			Increase (Decrease)
	Q4 2009	Q4 2008	Amount	%
Edict Systems	$329,965	242,458	87,507	36
Merkur Group	16,196	43,272	(27,076)	(63)
Amortization of intangible assets, net of income tax effects	(13,977)	(13,554)	(423)	(3)

Total Net Income	$332,184	272,176	60,008	22

•

The increase for Edict Systems resulted from the 9% revenue increase, control over costs and expenses, and a reduction to zero in Q4 2009 from $34,490 in Q4 2008 for losses on short-term investments, as the Company sold its short-term investments in 2009.

•	The decrease for Merkur Group was due primarily to its 39% revenue decline.

Gross Margin

The Company’s gross margin, as a percent of revenue, declined from 60% in the fourth quarter of 2008 to 59% in the fourth quarter of 2009, primarily due to a relatively low margin non-recurring software development contract with an existing customer.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $67,520, or 8%, in the fourth quarter of 2009 compared to the fourth quarter of 2008. The reductions are due to the Company’s efforts to control selling, general and administrative expenses, primarily personnel related costs including payroll, commissions and bonuses, and travel.

Other income (expense), net

Other income (expense), net improved in the fourth quarter of 2009 compared to the fourth quarter of 2008 because the Company incurred no losses from short term investments in the fourth quarter of 2009, as the Company sold its short-term investments in the third quarter of 2009, whereas the Company incurred significant losses from short term investments in the fourth quarter of 2008.

Critical Accounting Policies and Estimates

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

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other.” Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with ASC Topic 350, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with ASC Topic 985, “Software”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated financial statements, see Note 1: Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiaries

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

March 30, 2010

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,713,996	2,090,005
Short-term investments	—	232,721
Accounts receivable, net	634,055	699,095
Prepaid software maintenance costs	162,507	156,027
Prepaid expenses and deposits	75,519	74,361
Prepaid income taxes	39,798	16,837
Deferred income taxes	139,144	152,156

Total current assets	3,765,019	3,421,202
Software development costs, net	149,956	112,453
Property and equipment, net	312,821	434,645
Goodwill	1,474,615	1,474,615
Other intangible assets, net	329,220	413,932

Total assets	$6,031,631	5,856,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$115,546	207,374
Dividends payable	1,334,452	—
Accrued salaries and other expenses	146,699	283,360
Deferred revenue	582,298	583,677

Total current liabilities	2,178,995	1,074,411
Deferred income taxes	261,024	335,663

Total liabilities	2,440,019	1,410,074

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized, 66,951,010 shares issued, and 66,722,590 shares outstanding at December 31, 2009; 20,000,000 shares authorized, 6,738,261 shares issued and 6,713,919 shares outstanding at December 31, 2008	66,951	6,738
Paid-in capital	1,964,221	2,020,206
Retained earnings	1,588,632	2,455,764
Treasury stock, at cost, 228,420 shares at December 31, 2009 and 24,342 at December 31, 2008	(28,192)	(35,935)

Total shareholders’ equity	3,591,612	4,446,773

Total liabilities and shareholders’ equity	$6,031,631	5,856,847

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2009 and 2008

	2009	2008
Revenue	$8,649,199	8,869,169
Cost of revenue	3,561,780	3,476,670

Gross margin	5,087,419	5,392,499
Marketing, general and administrative expenses	3,294,187	3,705,542

Operating income	1,793,232	1,686,957
Other income (expense), net	5,007	(30,701)

Income before income taxes	1,798,239	1,656,256
Income tax expense	603,437	592,466

Net income	$1,194,802	1,063,790

Earnings per share – basic and diluted	$0.018	0.016

Weighted average shares outstanding – basic and diluted	66,869,669	67,857,940

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2009 and 2008

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance January 1, 2008	$6,875	2,210,200	2,332,678	(75,000)	4,474,753
Net income			1,063,790		1,063,790
Dividends ($0.014 per share)			(940,704)		(940,704)
Purchase of shares				(151,066)	(151,066)
Retirement of shares	(137)	(189,994)		190,131	—

Balance December 31, 2008	6,738	2,020,206	2,455,764	(35,935)	4,446,773
Net income			1,194,802		1,194,802
Dividends ($0.03 per share)			(2,001,678)		(2,001,678)
Purchase of shares				(48,285)	(48,285)
Retirement of shares	(43)	(55,985)		56,028	—
Capitalized retained earnings resulting from stock split	60,256		(60,256)		—

Balance December 31, 2009	$66,951	1,964,221	1,588,632	(28,192)	3,591,612

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$1,194,802	1,063,790
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	257,340	284,097
Amortization of software development costs	81,784	81,785
Amortization of other intangible assets	84,712	84,712
Deferred income taxes	(61,627)	(65,294)
Purchases of trading securities	(99,922)	(264,182)
Proceeds from sale of trading securities	327,193	258,457
Net realized (gain) loss on sales of securities	(34,546)	952
Net unrealized loss on trading securities	39,996	64,203
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	65,040	106,146
Prepaid software maintenance costs	(6,480)	27,591
Prepaid expenses and deposits	(1,158)	(5,431)
Prepaid income taxes	(22,961)	(16,837)
Accounts payable	(91,828)	(4,364)
Accrued salaries and other expenses	(136,661)	10,150
Income taxes payable	—	(136,947)
Deferred revenue	(1,379)	(61,416)

Net cash flows from operating activities	1,594,305	1,427,412

Cash flows from investing activities:
Purchases of property and equipment	(135,516)	(285,084)
Software development costs	(119,287)	—

Net cash flows from investing activities	(254,803)	(285,084)

Cash flows from financing activities:
Purchase of treasury shares	(48,285)	(151,066)
Dividends paid	(667,226)	(940,704)

Net cash flows from financing activities	(715,511)	(1,091,770)

Net increase in cash and cash equivalents	623,991	50,558
Cash and cash equivalents, beginning of year	2,090,005	2,039,447

Cash and cash equivalents, end of year	$2,713,996	$2,090,005

Supplemental disclosures of cash flow items:
Income taxes paid	$688,024	810,279
Non cash transactions:
Retirement of shares	$56,028	190,131
Declared dividends payable in 2010	$1,334,452	—
Capitalized retained earnings resulting from stock split	$60,256	—

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1: Basis of Presentation, Organization and Other Matters

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and financial and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada and Mexico, and Puerto Rico.

Principles of Consolidation

The consolidated financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiaries, Edict Systems, Inc., and Merkur Group, Inc. Inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those considered in the assessment of recoverability of capitalized software development costs, the assessment of potential impairment of goodwill, the assessment of the collectability of accounts receivable and the recording of prepaid software maintenance costs and deferred revenue. A reasonable possibility exists that estimates used will change within the next year.

Cash and Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less.

Short-term Investments

Short-term investments are reported at fair value using available quoted market prices and consist of marketable equity and U. S. Treasury debt securities. These investments were classified as trading securities at December 31, 2008. The Company used the specific identification method to determine the cost of securities sold. These assets were liquidated during 2009.

Fair Value

Accounting guidance establishes a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy of input values gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the second highest priority to input values other than quoted prices that are observable (level 2) and the lowest priority to unobservable inputs (Level 3).

At December 31, 2008, assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of short-term investments which are categorized as level 1 fair value instruments. The Company had no liabilities measured using fair value at December 31, 2009 or December 31, 2008.

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

The allowance for uncollectible accounts was $45,000 at December 31, 2009 and $26,500 at December 31, 2008.

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

Software Development Costs

The Company capitalizes the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other.” Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with ASC Topic 350, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells leases and markets as a separate product in accordance with ASC Topic 985, “Software”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Management assesses goodwill for impairment on an annual basis. Significant management judgment is required in assessing the impairment of goodwill. Management completed the required annual impairment test and determined that no impairment existed.

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

The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. In determining its tax positions, the Company will assume that the positions will be examined by the appropriate taxing authority and the taxing authority would have full knowledge of all relevant information. The measurement of tax positions is based on managements’ best judgment of the amount the Company would ultimately accept in a settlement with taxing authorities. Tax years subsequent to 2005 remain subject to examination by the Internal Revenue Service. At December 31, 2009 there were no unrecognized tax benefits.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Per share data has been restated to reflect the ten for one stock split in 2009 (see note 2).

Advertising

Advertising costs are expensed as incurred. Advertising was $35,207 in 2009 and $47,376 in 2008.

Reclassifications

Certain prior period data presented in the financial statements has been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance requiring additional disclosures for plan assets of defined benefit pension or other postretirement plans. This guidance, which was incorporated into ASC Topic 715, “Compensation – Retirement Benefits,” requires new disclosures only, and does not change the accounting treatment for postretirement benefits plans. ASC Topic 715 is effective for fiscal year ending December 31, 2009. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

In June 2009, The FASB issued authoritative guidance providing an improvement to the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance, which was incorporated into ASC Topic 860, “Transfers and Servicing: Accounting for Transfers of Financial Assets ,” was effective for annual periods ending after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early adoption prohibited. The adoption of ASC Topic 860 did not have a material impact on the consolidated financial statements.

In June 2009, The FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative – and making the Accounting Standards Codification the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 did not have a material impact on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes to the ASC as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance, or October 1, 2009 for the Company. The adoption of this guidance had no material impact on the consolidated financial statements.

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

In December 2009, the FASB issued ASU 2009-17, which codifies Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated financial statements.

Note 2: Stock Split and Dividend

On October 30, 2009, the Company’s Board of Directors and shareholders approved an increase in the number of its authorized common shares of stock from 20,000,000 to 100,000,000, requiring an amendment to the Company’s Certificate of Incorporation. Also on October 30, 2009 the Company’s Board of Directors approved a ten-for-one stock split of the Company’s common stock, wherein shareholders of record on November 30, 2009 received on December 2, 2009 nine additional shares of stock for each share held on that date. As a result, the Company issued 60,255,909 additional shares and capitalized retained earnings in the amount of $60,256.

On October 30, 2009 the Company’s Board of Directors declared a dividend of $0.03 per share (after the aforementioned ten-for-one stock split), payable in three installments of $.01 each by no later than December 31, 2009, June 30, 2010, and December 31, 2010. The Company paid the first installment, totaling $667,226 ($0.01 per share) on December 28, 2009. The Company reported as a current liability on the accompanying consolidated balance sheet the second and third installments to be paid in 2010 totaling $1,334,452 ($0.02 per share).

All references to shares and per share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements, except for the shares at December 31, 2008 on the consolidated balance sheet, report the effect of the stock split retrospectively.

Note 3: Intangible Assets

Other intangible assets consist of the following at December 31:

	2009	2008
Contractual vendor relationships	$130,000	130,000
Customer relationships	185,000	185,000
Proprietary computer software	226,000	226,000

	541,000	541,000
Accumulated amortization	(211,780)	(127,068)

Other intangible assets, net	$329,220	413,932

Amortization of other intangible assets was $84,712 in 2009 and 2008. Estimated amortization of other intangible assets over the next five years is $84,712 in each of the years 2010 and 2011, $71,714 in 2012, $58,714 in 2013, and $29,368 in 2014.

Note 4: Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Computer and office equipment	$1,281,030	1,188,077
Computer software	222,735	207,686
Leasehold improvements	51,136	34,290

	1,554,901	1,430,053
Accumulated depreciation	(1,242,080)	(995,408)

Property and equipment, net	$312,821	434,645

Note 5: Income Taxes

Income tax expense consists of the following:

	2009	2008
Current income tax expense:
Federal	$675,548	615,853
State	(10,484)	41,907

	665,064	657,760

Deferred income tax expense (benefit):
Federal	(53,348)	(53,699)
State	(8,279)	(11,595)

	(61,627)	(65,294)

Total income tax expense	$603,437	592,466

The following is a reconciliation of the income tax expense to the amount computed at the federal statutory rate of 34%:

	2009	2008
Income tax expense at Federal statutory rate	$611,401	563,127
State income taxes	(18,763)	29,339
Other	10,799	—

Income tax expense	$603,437	592,466

Deferred income taxes consisted of the following at December 31:

	2009	2008
Deferred income tax assets:
Allowance for uncollectible accounts	$15,300	9,010
Net unrealized loss on short-term investments	—	12,044
Deductible realized losses on short-term investments	6,583	—
Deferred revenue	197,982	198,450
State income taxes	—	11,170

Total deferred income tax assets	219,865	230,674

	2009	2008
Deferred income tax liabilities:
Capitalized software costs, net of accumulated amortization	50,985	38,234
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	72,641	97,480
Prepaid expenses	55,252	53,049
Other intangible assets	111,932	149,016
Change to the accrual method of accounting for income taxes	50,935	76,402

Total deferred income tax liabilities	341,745	414,181

Net deferred income tax liabilities	$121,880	183,507

The Company had no material uncertain tax positions in 2009 or at December 31, 2009 and 2008, respectively.

Note 6: Line of Credit

At December 31, 2009, the Company has a $1,500,000 bank line of credit. Any borrowings under the line of credit are collateralized by substantially all of the assets of one of the Company’s subsidiaries and are payable upon demand. Interest on the borrowings accrues at the bank’s prime commercial rate. The line of credit, which expires on June 30, 2010, is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding at December 31, 2009.

Note 7: Treasury Stock and Retirement of Shares

Pursuant to the Company’s stock repurchase program that expired on December 31, 2009, the Company purchased 416,600 shares for $48,285 and 1,010,960 shares for $151,066 in 2009 and 2008, respectively. The Company retired 431,600 shares and 1,367,540 shares in 2009 and 2008, respectively.

Note 8: Profit Sharing Plan

The Company has 401(k) plans covering employees who choose to participate in the plans. Company contributions are discretionary. The Company’s contributions to the plans were $20,631 and $19,350 in 2009 and 2008, respectively.

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

The carrying amounts of the Company’s financial instruments at December 31, 2009 and 2008 approximate fair value.

Merkur Group, Inc., buys its software for resale predominantly from a single supplier. Purchases from this supplier totaled $487,875 and $608,027 during 2009 and 2008, respectively. Currently the Company has a contract with that supplier through June 30, 2010. Similar software is available from other sources.

Note 10: Operating Leases

The Company is obligated under leases for office space and equipment that expire at various dates through August 2012. Lease expense was $181,967 and $177,686 in 2009 and 2008, respectively.

Minimum annual lease payments under these non-cancellable operating lease agreements are as follows:

2010	$183,232
2011	156,467
2012	24,127

Total	$363,826

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

The following is segment information for the years ended December 31, 2009 and 2008, and includes segment assets at December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$7,143,225	1,505,974	—	8,649,199
Income before income taxes	1,623,460	259,491	(84,712)	1,798,239
Income tax expense	558,488	82,032	(37,083)	603,437
Net income	1,064,972	177,459	(47,629)	1,194,802
Segment assets	2,826,703	1,361,295	1,843,633	6,031,631
Expenditures for property and equipment	135,105	411	—	135,516
Depreciation and amortization	316,715	22,409	84,712	423,836
Interest income	5,601	3,717	—	9,318

	Year Ended December 31, 2008
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,734,976	2,134,193	—	8,869,169
Income before income taxes	1,555,430	185,538	(84,712)	1,656,256
Income tax expense	558,472	64,490	(30,496)	592,466
Net income	996,958	121,048	(54,216)	1,063,790
Segment assets	2,785,597	1,182,703	1,888,547	5,856,847
Expenditures for property and equipment	268,293	16,791	—	285,084
Depreciation and amortization	344,191	21,691	84,712	450,594
Interest expense	—	9,244	—	9,244
Interest income	31,154	5,629	—	36,783

(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in both 2009 and 2008.

Note 12: Other Income (Expense), net

Other income (expense), net consists of the following:

	2009	2008
Interest income earned on cash and cash equivalents	$9,318	36,783
Loss on short-term investments	(4,311)	(62,052)
Interest expense	—	(9,244)
Miscellaneous	—	3,812

	$5,007	(30,701)

Note 13: Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2009 through March 30, 2010, the date the financial statements were issued, for purposes of recognition and disclosure in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not required for a smaller reporting company.

Item 9A (T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2009 their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	45 President/CEO/Chairman of the Board of Directors

James E. Lesch	64 Chief Financial Officer/Director

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

Item 11.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Employer 401(k) Contribution	Total Compensation
Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2009	$220,000	20,000	2,200	242,200
	2008	220,000	20,000	2,200	242,200
James E. Lesch Chief Financial Officer/Member of the Board of Directors	2009	160,000	20,000	1,600	181,600
	2008	110,000	20,000	1,100	131,100

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

The following tables set forth as of March 30, 2010, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i) The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	36,585,080	0	54.8

(ii) The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	36,585,080	0	54.8

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (1 person)	36,585,080	0	54.8

(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	36,585,080	0	54.8
Total shares outstanding at March 30, 2010	66,722,590

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company’s two members of its Board of Directors, as indicated in item 10 above, are not independent as defined by NASDAQ Corporate Governance rules.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2009	2008
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-Q	$63,565	65,320
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	2,665	9,603
Tax Fees—preparation of federal and state income and personal property tax returns and tax advice on various issues	8,618	11,990

Total	$74,848	86,913

Professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description	Method of Filing
2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed (A)

3(i)	Articles of Incorporation	Filed herewith

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

14	Code of ethics	Previously filed (D)

21	Subsidiaries of the registrant	Previously filed (E)

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

(A)	Filed with Form 8-K on July 2, 2007.
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
(D)	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.
(E)	Filed with Form 10-SB filed as of July 11, 2000, and filed with Form 10-KSB as of March 31, 2008.

The following financial statements have been filed as part of this report form 10-K:

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation

Registrant

March 30, 2010	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 30, 2010	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 30, 2010	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which

Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement has been sent to security holders.