Form 10-Q
period 2010-03-31
ADVANT E CORP
filed 2010-05-17
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 17, 2010 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$ 2,193,821	2,155,291
Cost of revenue	933,984	899,659

Gross margin	1,259,837	1,255,632
Marketing, general and administrative expenses	859,101	887,285

Operating income	400,736	368,347
Other income (expense), net	800	(19,649)

Income before income taxes	401,536	348,698
Income tax expense	137,257	114,021

Net income	$ 264,279	234,677

Earnings per share – basic and diluted	$ 0.004	0.003

Weighted average shares outstanding – basic and diluted	66,722,590	67,116,990

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$3,240,650	2,713,996
Accounts receivable, net	772,824	634,055
Prepaid software maintenance costs	197,635	162,507
Prepaid expenses and deposits	78,988	75,519
Prepaid income taxes	—	39,798
Deferred income taxes	163,056	139,144

Total current assets	4,453,153	3,765,019
Software development costs, net	188,119	149,956
Property and equipment, net	305,594	312,821
Goodwill	1,474,615	1,474,615
Other intangible assets, net	308,042	329,220

Total assets	$6,729,523	6,031,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$154,087	115,546
Dividend payable	1,334,452	1,334,452
Accrued salaries and other expenses	304,942	146,699
Income taxes payable	120,840	—
Deferred revenue	697,756	582,298

Total current liabilities	2,612,077	2,178,995
Deferred income taxes	261,555	261,024

Total liabilities	2,873,632	2,440,019

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,951,010 shares issued and 66,722,590 shares outstanding	66,951	66,951
Paid-in capital	1,964,221	1,964,221
Retained earnings	1,852,911	1,588,632
Treasury stock at cost, 228,420 shares	(28,192)	(28,192)

Total shareholders’ equity	3,855,891	3,591,612

Total liabilities and shareholders’ equity	$6,729,523	6,031,631

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$264,279	234,677
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	55,480	62,767
Amortization of software development costs	20,446	20,445
Amortization of other intangible assets	21,178	21,178
Loss on disposal of property and equipment	800	—
Deferred income taxes	(23,381)	(45,039)
Purchases of trading securities	—	(43,949)
Proceeds from sales of trading securities	—	49,828
Net unrealized loss on trading securities	—	4,667
Net realized loss on sale of trading securities	—	18,401
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(138,769)	(129,200)
Prepaid software maintenance costs	(35,128)	(16,829)
Prepaid expenses and deposits	(3,469)	(5,240)
Prepaid income taxes	39,798	16,837
Accounts payable	38,541	1,802
Accrued salaries and other expenses	158,243	(37,891)
Income taxes payable	120,840	116,223
Deferred revenue	115,458	30,958

Net cash flows from operating activities	634,316	299,635

Cash flows from investing activities:
Purchases of property and equipment	(49,053)	(7,390)
Software development costs	(58,609)	—

Net cash flows from investing activities	(107,662)	(7,390)

Cash flows from financing activities:
Purchase of treasury shares	—	(3,920)

Net increase in cash and cash equivalents	526,654	288,325
Cash and cash equivalents, beginning of period	2,713,996	2,090,005

Cash and cash equivalents, end of period	$3,240,650	2,378,330

Supplemental disclosures of cash flow items:
Income taxes paid	$—	26,000
Non-cash transaction: retirement of shares	—	623

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2010

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of March 31, 2010 and for the quarterly periods ended March 31, 2010 and 2009, together with the accompanying consolidated condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2009 Form 10-K filed with the Securities and Exchange Commission.

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada, Mexico, and Puerto Rico.

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

Note 2: Stock Split and Dividend

In 2009 the Company completed a ten-for-one stock split of the Company’s common stock, wherein shareholders of record on November 30, 2009 received on December 2, 2009 nine additional shares of stock for each share held on that date. As a result, the Company issued 60,255,909 additional shares. All references to shares and per share amounts in the accompanying consolidated condensed financial statements and notes to consolidated financial statements report the effect of the stock split retrospectively

In 2009 the Company’s Board of Directors declared a dividend of $0.03 per share (after the aforementioned ten-for-one stock split), payable in three installments of $.01 each. The first installment was paid in December 2009. The second and third installments are payable by no later than June 30, 2010 and December 31, 2010. The Company reported as a current liability on the accompanying consolidated condensed balance sheet the second and third installments totaling $1,334,452 ($0.02 per share).

Note 3: Line of Credit

At March 31, 2010, the Company has a $1,500,000 bank line of credit. Any borrowings under the line of credit are collateralized by substantially all of the assets of one of the Company’s subsidiaries and are payable upon demand. Interest on the borrowings accrues at the bank’s prime commercial rate. The line of credit, which expires on June 30, 2010, is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding at March 31, 2010.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2010	2009
Current expense	$160,638	159,060
Deferred benefit	(23,381)	(45,039)

Total income tax expense	$137,257	114,021

The difference between total income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effects of certain non-deductible expenses in the three months ended March 31, 2010 and to the effect of state income taxes in the three months ended March 31, 2009.

Note 5: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,901,381	292,440	—	2,193,821
Income before income taxes	415,358	7,356	(21,178)	401,536
Income tax expense (benefit)	141,957	2,501	(7,201)	137,257
Net income	273,401	4,855	(13,977)	264,279
Segment assets at March 31, 2010	3,414,214	1,532,652	1,782,657	6,729,523

	Three Months Ended March 31, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,720,905	434,386	—	2,155,291
Income before income taxes	320,525	49,351	(21,178)	348,698
Income tax expense	112,563	16,938	(15,480)	114,021
Net income	207,962	32,413	(5,698)	234,677
Segment assets at March 31, 2009	2,945,768	1,342,064	1,867,369	6,155,201
(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled approximately 3% of consolidated revenue in both first quarters of 2010 and 2009.

Note 6: Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.” ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC Topic 985, “Software.” ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated condensed financial statements.

In December 2009, the FASB issued ASU 2009-17, which codifies Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 was effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance had no material impact on the Company’s consolidated condensed financial statements.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Certain elements of this guidance are effective upon issuance and other elements for periods ending after June 15, 2010. The adoption of this guidance had no material impact on the consolidated condensed financial statements.

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

Products and services

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada, Mexico and Puerto Rico.

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

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other” by capitalizing those costs. Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with ASC Topic 350, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with ASC Topic 985. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Goodwill and Other Intangible Assets

Management assesses goodwill related to the July 2, 2007 acquisition of Merkur Group, Inc. for impairment on an annual basis at year-end, and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of a reporting unit below its carrying value. Significant management judgment is required in assessing the impairment of goodwill, including the assignment of assets and liabilities and determination of fair value. Management uses the discounted cash flow method, which requires significant judgments and assumptions for estimates of future cash flows, growth rate, and useful life of the cash flows, and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 6: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Results of Operations

Revenue

Total revenue for the first quarter of 2010 increased 2% compared to the first quarter of 2009. Revenue for Edict Systems increased by 10% and revenue for Merkur Group decreased by 33%.

Total Revenue

	Q1 2010		Q1 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$1,901,381	87	$1,720,905153	80	$180,476	10
Merkur Group	292,440	13	434,386	20	(141,946)	(33)

Total revenue	$2,193,821	100	$2,155,291	100	$38,530	2

Edict Systems Revenue

Revenue in the first quarter of 2010 and 2009 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

Edict Systems Revenue

	Q1 2010		Q1 2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,312,038	69	$1,174,140	68	$137,898	12
AutomotiveEC	152,892	8	146,404	9	6,488	4
Other Web EDI	50,571	3	49,375	3	1,196	2
EnterpriseEC	333,941	18	321,504	19	12,437	4
Other	51,939	2	29,482	1	22,457	76

Total	$1,901,381	100	$1,720,905	100	$180,476	10

•	Revenue from GroceryEC increased 12% in the first quarter of 2010 compared to the first quarter of 2009, due to an increase in the volume of transactions processed and due to a nominal price increase.

•	Revenue from AutomotiveEC increased by 4% in the first quarter of 2010 compared to the first quarter of 2009 due primarily to the aforementioned price increase.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 4% in the first quarter of 2010 compared to the first quarter of 2009 due to increased volume of EDI transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•

The Company is continuing its product development and sales and marketing efforts to increase activity in currently supported industries, including the grocery, automotive, and manufacturing industries, as well as diversify and develop additional business in other industries primarily health care and consumer packaged goods

Merkur Group Revenue

Revenue in the first quarter of 2010 and 2009 from the sale of software based products and services sold by Merkur Group is summarized below:

Merkur Group Revenue
	Q1 2010		Q1 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$19,955	7	$102,690	24	$(82,735)	(81)
Hardware	22,418	8	18,580	4	3,838	21
Maintenance contracts	214,253	73	227,498	52	(13,245)	(6)
Professional services	30,115	10	83,700	20	(53,585)	(64)
Other	5,699	2	1,918	—	3,781	197

Total	$292,440	100	$434,386	100	$(141,946)	(33)

Revenue for Merkur Group decreased by 33% in the first quarter of 2010 compared to the first quarter of 2009 as the effects of the weak economy and the uncertainty of future economic conditions have continued to persist and caused current customers to postpone software upgrades and prospective customers to delay software purchases. These postponed software decisions have a direct adverse affect on all Merkur’s revenue sources.

Net income

Net income for the first quarter of 2010 compared to the first quarter of 2009 is summarized below.

Net Income

			Increase (Decrease)
	Q1 2010	Q1 2009	Amount	%
Edict Systems, Inc.	$273,401	207,962	65,439	31
Merkur Group, Inc.	4,855	32,413	(27,558)	(85)
Amortization of intangible assets, net of income tax effects	(13,977)	(5,698)	(8,279)	(145)

Total Net Income	$264,279	234,677	29,602	13

•

The increase for Edict Systems was due to increased revenue, primarily in the grocery industry, and the elimination of losses on short-term investments, as these investments were sold in the third quarter of 2009. These increases to net income were partially offset by increased personnel-related expenses for the addition of technical personnel in customer service and the addition of marketing personnel.

•

The decline for Merkur Group was due to decreased revenue, which was partially offset by cost reductions that included workforce cutbacks, decreased sales commissions and profit-related bonuses, and reduced marketing expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, declined from 58% in the first quarter of 2009 to 57% in the first quarter of 2010 primarily due to a decrease of $53,585 in comparatively high-margin professional services revenue for Merkur Group and the completion of a relatively low-margin non-recurring software development contract with an existing customer in the automotive industry for Edict Systems.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $28,184, or 3%, in the first quarter of 2010 compared to the first quarter of 2009, due primarily to reductions of sales commissions, profit-related bonuses, and certain sales and marketing expenses.

Other income (expense), net

Other income (expense), net improved by $20,449 in the first quarter of 2010 compared to the first quarter of 2009 due to losses on short-term investments in the first quarter of 2009 which were not incurred in the first quarter of 2010.

Liquidity and Capital Resources

In the first quarter of 2010, the Company generated net cash flows from operating activities of $634,316, due to net income adjusted for non-cash expenses for depreciation and amortization and the following items:

•	Payment of the January 1, 2010 payroll on December 31, 2009

•	Payment of first quarter of 2010 income taxes in April 2010

•	Increase in deferred revenue related to software maintenance contracts and certain development contracts

Management believes that the Company will have sufficient financial resources to meet business requirements during the remainder of 2010 that include payment of the final two installments of the dividends declared in 2009 totaling $1,334,452, reported as a current liability on the March 31, 2010 consolidated condensed balance sheet.

The Company has available an unused line of credit for $1.5 million that expires on June 30, 2010 when it is expected to be renewed.

Changes in Consolidated Condensed Balance Sheet from December 31, 2009 to March 31, 2010

Some balance sheet changes that occurred in the first quarter of 2010 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•

Accounts receivable increased by $138,769 due primarily to software maintenance contract billings in the first quarter of 2010 that are substantially higher than in the fourth quarter of 2009. The direct costs associated with these billings caused accounts payable to increase by $38,541 and prepaid software maintenance costs to increase by $35,128.

•

Software development costs increased by $38,163 due to the capitalization of $58,609 of salaries, wages, and payroll taxes during the first quarter of 2010 related to enhancements of the new version of Web EDI, reduced by amortization expense of $20,446 related to software development costs that were capitalized primarily in 2006 and 2007.

•

Income taxes payable increased by $120,840 and the related prepaid income taxes decreased by $39,798. These amounts resulted from applying the overpayment of income taxes at December 31, 2009 to the first quarter of 2010 income taxes, which were not paid until the due date in April 2010.

•	Total shareholders’ equity increased by $264, 279 as a result of net income for the first quarter of 2010.

ITEM 4T.	Controls and Procedures

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended March 31, 2010.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description	Method of Filing
3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

(A)	Filed with Form 10-K filed as of March 30, 2010
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 17, 2010	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 17, 2010	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors