Form 10-Q
period 2010-06-30
ADVANT E CORP
filed 2010-08-10
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$2,343,816	2,200,958	4,537,637	4,356,250
Cost of revenue	921,566	930,171	1,855,550	1,829,830

Gross margin	1,422,250	1,270,787	2,682,087	2,526,420
Marketing, general and administrative expenses	815,838	837,504	1,674,941	1,724,789

Operating income	606,412	433,283	1,007,146	801,631
Other income, net	1,205	25,484	2,004	5,834

Income before income taxes	607,617	458,767	1,009,150	807,465
Income tax expense	207,777	147,504	345,034	261,526

Net income	$399,840	311,263	664,116	545,939

Earnings per share – basic and diluted	$.006	.005	.010	.008

Weighted average shares outstanding – basic and diluted	66,722,590	66,890,260	66,722,590	67,006,980

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,959,670	2,713,996
Accounts receivable, net	795,345	634,055
Prepaid software maintenance costs	191,517	162,507
Prepaid expenses and deposits	47,165	75,519
Prepaid income taxes	—	39,798
Deferred income taxes	160,903	139,144

Total current assets	4,154,600	3,765,019
Software development costs, net	227,091	149,956
Property and equipment, net	271,132	312,821
Goodwill	1,474,615	1,474,615
Other intangible assets, net	286,864	329,220

Total assets	$6,414,302	6,031,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$122,942	115,546
Dividend payable	667,226	1,334,452
Accrued salaries and other expenses	385,085	146,699
Income taxes payable	50,341	—
Deferred revenue	680,302	582,298

Total current liabilities	1,905,896	2,178,995
Deferred income taxes	252,678	261,024

Total liabilities	2,158,574	2,440,019

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding at June 30, 2010; 66,951,010 shares issued and 66,722,590 shares outstanding at December 31, 2009	66,723	66,951
Paid-in capital	1,936,257	1,964,221
Retained earnings	2,252,748	1,588,632
Treasury stock at cost, 228,420 shares at December 31, 2009	—	(28,192)

Total shareholders’ equity	4,255,728	3,591,612

Total liabilities and shareholders’ equity	$6,414,302	6,031,631

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$664,116	545,939
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	110,020	125,716
Amortization of software development costs	30,669	40,892
Amortization of other intangible assets	42,356	42,356
Loss on disposal of property and equipment	800	—
Deferred income taxes	(30,105)	(74,778)
Purchases of trading securities	—	(87,591)
Proceeds from sales of trading securities	—	123,056
Net unrealized gain on trading securities	—	(24,158)
Net realized loss on sales of securities	—	24,082
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(161,290)	(111,470)
Prepaid software maintenance costs	(29,010)	(20,210)
Prepaid expenses and deposits	28,354	15,258
Prepaid income taxes	39,798	(2,709)
Accounts payable	7,396	(49,749)
Accrued salaries and other expenses	238,386	64,163
Income taxes payable	50,341	—
Deferred revenue	98,004	30,153

Net cash flows from operating activities	1,089,835	640,950

Cash flows from investing activities:
Purchases of property and equipment	(69,131)	(9,569)
Software development costs	(107,804)	—

Net cash flows from investing activities	(176,935)	(9,569)

Cash flows from financing activities:
Purchase of treasury shares	—	(42,190)
Dividends paid	(667,226)	—

Net cash flows from financing activities	(667,226)	(42,190)

Net increase in cash and cash equivalents	245,674	589,191
Cash and cash equivalents, beginning of period	2,713,996	2,090,005

Cash and cash equivalents, end of period	$2,959,670	2,679,196

Supplemental disclosures of cash flow items:
Income taxes paid	$285,000	339,013
Non-cash transaction: retirement of shares	28,192	623

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2010

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009, together with the accompanying consolidated condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2009 Form 10-K filed with the Securities and Exchange Commission.

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

Note 2: Stock Split and Dividend

In 2009 the Company completed a ten-for-one stock split of the Company’s common stock, wherein shareholders of record on November 30, 2009 received on December 2, 2009 nine additional shares of stock for each share held on that date. As a result, the Company issued 60,255,909 additional shares. All references to shares and per share amounts in the accompanying consolidated condensed financial statements and notes to consolidated financial statements report the effect of the stock split retrospectively.

In 2009 the Company’s Board of Directors declared a dividend of $0.03 per share (after the aforementioned ten-for-one stock split), payable in three installments of $.01 each. The first installment was paid in December 2009 and the second installment was paid in June 2010. The third and final installment is payable by no later than December 31, 2010. The Company reported as a current liability on the accompanying consolidated condensed balance sheet the third installment totaling $667,226 ($0.01 per share).

Note 3: Line of Credit

At June 30, 2010, the Company has a $1,500,000 bank line of credit. Any borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on June 29, 2011. Interest is payable monthly. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding at June 30, 2010.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current expense	$214,501	177,244	375,139	336,304
Deferred benefit	(6,724)	(29,740)	(30,105)	(74,778)

Total income tax expense	$207,777	147,504	345,034	261,526

The difference between total income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effects of certain non-deductible expenses in the three and six months ended June 30, 2010 and to the effect of state income taxes in the three and six months ended June 30, 2009.

Note 5: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,893,311	450,505	—	2,343,816
Income before income taxes	494,074	134,720	(21,178)	607,616
Income tax expense	169,152	45,827	(7,202)	207,777
Net Income	324,922	88,894	(13,976)	399,840
Segment assets at June 30, 2010	2,949,262	1,641,267	1,823,773	6,414,302

	Three Months Ended June 30, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,759,693	441,265	—	2,200,958
Income before income taxes	376,146	103,799	(21,178)	458,767
Income tax expense	123,200	31,506	(7,202)	147,504
Net Income	252,946	72,293	(13,976)	311,263
Segment assets at June 30, 2009	3,047,956	1,408,095	1,865,737	6,321,788

The following segment information is for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,794,692	742,945	—	4,537,637
Income before income taxes	909,430	142,076	(42,356)	1,009,150
Income tax expense	311,109	48,328	(14,403)	345,034
Net Income	598,321	93,748	(27,953)	664,116

	Six Months Ended June 30, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,480,598	875,652	—	4,356,250
Income before income taxes	696,671	153,150	(42,356)	807,465
Income tax expense	235,763	48,444	(22,681)	261,526
Net Income	460,908	104,706	(19,675)	545,939

(a)	Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in the six months ended June 30, 2010 and 2009.

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

Results of Operations: Second Quarter of 2010 Compared to Second Quarter of 2009

Revenue

Revenue for the Company in the second quarter of 2010 increased 6% compared to the second quarter of 2009. Revenue for Edict Systems increased by 8% and revenue for Merkur Group increased by 2%.

	Q2 2010		Q2 2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$1,893,311	81	1,759,693	80	133,618	8
Merkur Group	450,505	19	441,265	20	9,240	2

Total revenue	$2,343,816	100	2,200,958	100	142,858	6

Edict Systems Revenue.

Revenue in the second quarter of 2010 and 2009 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q2 2010		Q2 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,324,038	70	1,213,132	69	110,906	9
AutomotiveEC	155,461	8	133,858	7	21,603	16
Other Web EDI	49,931	3	50,620	3	(689)	(1)
EnterpriseEC	344,129	18	332,554	19	11,575	3
Other products and services	19,752	1	29,529	2	(9,777)	(50)

Total	$1,893,311	100	1,759,693	100	133,618	8

•

Revenue from GroceryEC increased 9% in the second quarter of 2010 compared to the second quarter of 2009 due to an increase in the volume of transactions processed and due to a nominal price increase in January 2010.

•

Revenue from AutomotiveEC increased by 16% in the second quarter of 2010 compared to the second quarter of 2009 due to an increase in the volume of transactions and to the aforementioned price increase.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 3% in the second quarter of 2010 compared to the second quarter of 2009 due to increased volume of EDI transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

The Company is continuing its product development and sales and marketing efforts to increase activity in currently supported industries and to develop business in other industries, primarily health care and consumer packaged goods.

Merkur Group Revenue.

Revenue in the second quarter of 2010 and 2009 from the sale of software based products and services sold by Merkur Group is summarized below:

	Q2 2010		Q2 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$104,804	23	117,893	28	(13,089)	(11)
Hardware	40,376	9	46,030	10	(5,654)	(12)
Maintenance contracts	219,813	49	212,847	48	6,966	3
Professional services	78,355	17	58,569	13	19,786	34
Other	7,157	2	5,926	1	1,231	21

Total	$450,505	100	441,265	100	9,240	2

Revenue for Merkur Group increased by 2% in the second quarter of 2010 compared to the second quarter of 2009 due primarily to increased professional services revenue related to installation of software version upgrades and document processing capacity upgrades. Some customers continued to delay software purchases due to persistent doubts concerning the economic recovery and the uncertainty of future economic conditions. These postponed software decisions have a direct adverse affect on all Merkur’s revenue sources.

Merkur Group revenue in the second quarter of 2010 showed significant improvement compared to the first quarter of 2010 as revenue increased by $158,065, or 54%. This increased revenue occurred along all lines of products and services, but particularly software, hardware, and professional services.

Net income

Net income for the second quarter of 2010 compared to the second quarter of 2009 is summarized below.

			Increase
	Q2 2010	Q2 2009	Amount	%
Edict Systems	$324,922	252,946	71,976	28
Merkur Group	88,894	72,293	16,601	23
Amortization of intangible assets, net of income tax effects	(13,976)	(13,976)	—	—

Total Net income	$399,840	311,263	88,577	28

•	The increase for Edict Systems was due primarily to revenue growth described above together with no appreciable increase in overall costs and expenses.

•	The increase for Merkur Group was primarily due to workforce reductions, decreased sales commissions and profit-related bonuses, and reduced marketing expenses.

•

Merkur Group net income in the second quarter of 2010 showed substantial improvement compared to the first quarter of 2010 as net income increased by $84,039 from $4,855. The increase occurred as a result of revenue increases along all lines of products and services and reductions in certain costs and expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased from 58% in the second quarter of 2009 to 61% in the second quarter of 2010 on the strength of increased revenue coupled with a slight decline in cost of revenue.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $21,666, or 3%, in the second quarter of 2010 compared to the second quarter of 2009, due primarily to reductions of sales commissions, profit-related bonuses, and certain sales and marketing expenses.

Other income, net

Other income, net declined by $24,279 in the second quarter of 2010 compared to the second quarter of 2009 because the Company reported gains on short-term investments in the second quarter of 2009 which did not occur in 2010.

Results of Operations: Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenue

Revenue for the Company in the first six months of 2010 increased 4% compared to the first six months of 2009. Revenue for Edict Systems increased by 9% and revenue for Merkur Group decreased by 15%.

	Six months ended June 30, 2010		Six months ended June 30, 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$3,794,692	84	3,480,598	80	314,094	9
Merkur Group	742,945	16	875,652	20	(132,707)	(15)

Total revenue	$4,537,637	100	4,356,250	100	181,387	4

Edict Systems Revenue

Revenue in the first six months of 2010 and 2009 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are summarized below:

	Six months ended June 30, 2010		Six months ended June 30, 2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$2,636,074	69	2,387,272	69	248,802	10
AutomotiveEC	308,352	8	280,261	8	28,091	10
Other Web EDI	100,504	3	99,995	3	509	1
EnterpriseEC	678,071	18	654,058	19	24,013	4
Other products and services	71,691	2	59,012	1	12,679	71

Total	$3,794,692	100	3,480,598	100	314,094	9

•

Revenue from GroceryEC increased 10% in the first six months of 2010 compared to the first six months of 2009, due to an increase in the volume of transactions processed and due to a nominal price increase in January 2010.

•

Revenue from AutomotiveEC increased by 10% in the first six months of 2010 compared to the first six months of 2009 due to an increase in the volume of transactions processed and the aforementioned price increase.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 4% in the first six months of 2010 compared to the first six months of 2009 due to increased volume of EDI transactions processed for large grocery companies.

Merkur Group Revenue

Revenue in the first six months of 2010 and 2009 from the sale of software based products and services sold by Merkur Group is summarized below:

	Six months ended June 30, 2010		Six months ended June 30, 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$124,759	17	220,582	25	(95,823)	(43)
Hardware	61,248	8	64,610	7	(3,362)	(5)
Maintenance contracts	435,613	59	440,347	50	(4,734)	(1)
Professional services	108,470	15	142,269	17	(33,799)	(24)
Other	12,855	2	7,844	1	5,011	64

Total	$742,945	100	875,652	100	(132,707)	(15)

Revenue for Merkur Group decreased by 15% in the first six months of 2010 compared to the first six months of 2009 as some customers continued to delay software purchases due to persistent doubts concerning the economic recovery and the uncertainty of future economic conditions. This decrease occurred primarily in the first quarter of 2010, however, as total revenue increased slightly in the second quarter of 2010 compared to 2009.

Net Income

Net income for the first six months of 2010 compared to the first six months of 2009 is summarized below:

	Six months ended June 30, 2010	Six months ended June 30, 2009	Increase (Decrease)
			Amount	%
Edict Systems	$598,321	460,908	137,413	30
Merkur Group	93,748	104,706	(10,958)	(10)
Amortization of intangible assets, net of income tax effects	(27,953)	(19,675)	(8,278)	(42)

Total Net Income	$664,116	545,939	118,177	21

•

The increase for Edict Systems was due to increased revenue from all lines of products and services, partially offset by increased personnel-related expenses pertaining to the addition of customer service and marketing personnel.

•

The decline for Merkur Group was due to decreased revenue that occurred in the first quarter of 2010. Merkur partially offset the revenue decline by reductions in personnel, sales commissions, profit-related bonuses, and certain sales and marketing expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased from 58% in the first six months of 2009 to 59% in the first six months of 2010 primarily due to continuing efforts to control costs and due to growth in revenue from Edict Systems products and services which overall have a higher gross margin than Merkur’s products and services.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $49,848, or 3%, in the first six months of 2010 compared to the first six months of 2009, due primarily to reductions of sales commissions, profit-related bonuses, and certain sales and marketing expenses.

Liquidity and Capital Resources

In the first six months of 2010, the Company generated net cash flows from operating activities of $1,089,835 due primarily to net income adjusted for non-cash expenses for depreciation and amortization, payment of the January 1, 2010 payroll on December 31, 2009, and increased deferred revenue related to software maintenance contracts and certain development contracts.

Management believes that the Company will have sufficient financial resources to meet business requirements during the remainder of 2010 that include payment of the final installment of the dividends declared in 2009 totaling $667,226, reported as a current liability on the June 30, 2010 consolidated condensed balance sheet.

The Company has available an unused line of credit for $1.5 million that expires on June 29, 2011.

Changes in Consolidated Condensed Balance Sheet from December 31, 2009 to June 30, 2010

Some balance sheet changes that occurred in the first six months of 2010 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•

Accounts receivable increased by $161,290 because software maintenance contract billings are substantially higher in 2010 than in the fourth quarter of 2009, and because relatively low revenue for Merkur in the fourth quarter of 2009 resulted in a relatively low accounts receivable balance at December 31, 2009.

•

Software development costs increased by $77,135 due to the capitalization of $107,804 of salaries, wages, and payroll taxes during the first six months of 2010 related to enhancements of the new version of Web EDI, reduced by amortization expense of $30,669 related to software development costs that were capitalized primarily in 2006 and 2007.

•

Income taxes payable increased by $50,341 and the related prepaid income taxes decreased by $39,798. These amounts resulted from applying the overpayment of income taxes at December 31, 2009 to 2010 income taxes and from the calculation methods and timing of 2010 quarterly estimated tax payments.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended June 30, 2010.

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

Advant-e Corporation
(Registrant)

August 10, 2010	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 10, 2010	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors