Form 10-Q
period 2010-09-30
ADVANT E CORP
filed 2010-11-12
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$2,380,510	2,158,016	6,918,147	6,514,265
Cost of revenue	913,522	858,522	2,769,072	2,688,352

Gross margin	1,466,988	1,299,494	4,149,075	3,825,913
Marketing, general and administrative expenses	803,341	801,355	2,478,280	2,526,143

Operating income	663,647	498,139	1,670,795	1,299,770
Other income (expense), net	(2,964)	(3,376)	(959)	2,459

Income before income taxes	660,683	494,763	1,669,836	1,302,229
Income tax expense	226,452	178,085	571,486	439,611

Net income	$434,231	316,678	1,098,350	862,618

Earnings per share – basic and diluted	$.006	.005	.016	.013

Weighted average shares outstanding – basic and diluted	66,722,590	66,746,560	66,722,590	66,919,220

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$3,353,328	2,713,996
Accounts receivable, net	746,909	634,055
Prepaid software maintenance costs	194,241	162,507
Prepaid expenses and deposits	56,178	75,519
Prepaid income taxes	—	39,798
Deferred income taxes	167,588	139,144

Total current assets	4,518,244	3,765,019
Software development costs, net	267,937	149,956
Property and equipment, net	250,970	312,821
Goodwill	1,474,615	1,474,615
Other intangible assets, net	265,686	329,220

Total assets	$6,777,452	6,031,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,845	115,546
Dividend payable	667,226	1,334,452
Accrued salaries and other expenses	322,612	146,699
Income taxes payable	35,901	—
Deferred revenue	707,691	582,298

Total current liabilities	1,837,275	2,178,995
Deferred income taxes	250,215	261,024

Total liabilities	2,087,490	2,440,019

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding at September 30, 2010; 66,951,010 shares issued and 66,722,590 shares outstanding at December 31, 2009	66,723	66,951
Paid-in capital	1,936,257	1,964,221
Retained earnings	2,686,982	1,588,632
Treasury shares at cost, 228,420 shares at December 31, 2009	—	(28,192)

Total shareholders’ equity	4,689,962	3,591,612

Total liabilities and shareholders’ equity	$6,777,452	6,031,631

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,098,350	862,618
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	158,995	190,127
Amortization of software development costs	30,669	61,338
Amortization of other intangible assets	63,534	63,534
Loss on disposal of property and equipment	4,688	—
Deferred income taxes	(39,253)	(78,107)
Purchases of trading securities	—	(99,922)
Proceeds from sales of trading securities	—	327,193
Net unrealized gain on trading securities	—	(34,546)
Net realized loss on sales of securities	—	39,996
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(112,854)	(13,448)
Prepaid software maintenance costs	(31,734)	(9,468)
Prepaid expenses and deposits	19,341	(19,308)
Prepaid income taxes	39,798	(21,295)
Accounts payable	(11,701)	(63,356)
Accrued salaries and other expenses	175,913	16,868
Income taxes payable	35,901	—
Deferred revenue	125,393	6,637

Net cash flows from operating activities	1,557,040	1,228,861

Cash flows from investing activities:
Purchases of property and equipment	(101,832)	(88,550)
Software development costs	(148,650)	(60,705)

Net cash flows from investing activities	(250,482)	(149,255)

Cash flows from financing activities:
Purchase of treasury shares	—	(48,273)
Dividends paid	(667,226)	—

Net cash flows from financing activities	(667,226)	(48,273)

Net increase in cash and cash equivalents	639,332	1,031,333
Cash and cash equivalents, beginning of period	2,713,996	2,090,005

Cash and cash equivalents, end of period	$3,353,328	3,121,338

Supplemental disclosures of cash flow items:
Income taxes paid	$535,000	539,013
Non-cash transaction: retirement of treasury shares	28,192	623

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2010

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009, together with the accompanying consolidated condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2009 Form 10-K filed with the Securities and Exchange Commission.

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

In 2009 the Company’s Board of Directors declared a dividend of $0.03 per share (after the aforementioned ten-for-one stock split), payable in three installments of $.01 each. The first installment was paid in December 2009 and the second installment was paid in June 2010. The third and final installment is payable by December 31, 2010. The Company reported as a current liability on the accompanying consolidated condensed balance sheet the third dividend installment totaling $667,226 ($0.01 per share).

Note 3: Line of Credit

At September 30, 2010, the Company has a $1,500,000 bank line of credit. Any borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on June 29, 2011. Interest is payable monthly. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding at September 30, 2010.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current expense	$235,600	181,414	610,739	517,718
Deferred benefit	(9,148)	(3,329)	(39,253)	(78,107)

Total income tax expense	$226,452	178,085	571,486	439,611

The difference between total income tax expense and the amount computed at the federal statutory rate of 34% is attributable to the effects of certain non-deductible expenses in the three and nine months ended September 30, 2010 and to the effect of state income taxes in the three and nine months ended September 30, 2009.

Note 5: Operating Segment Information

The Company has two reportable segments: Internet-based electronic commerce document processing (Edict Systems, Inc.) and software-based electronic commerce document processing (Merkur Group, Inc.). The Company evaluates the performance of each reportable segment on income before income taxes excluding the effects of acquisition-related amortization of other intangible assets and related income taxes. The accounting policies of the segments are the same as those for the Company. The Company’s reportable segments are managed as separate business units. The following segment information is for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,000,599	379,911	—	2,380,510
Income before income taxes	587,797	94,064	(21,178)	660,683
Income tax expense	201,633	32,020	(7,201)	226,452
Net income	386,164	62,044	(13,977)	434,231
Segment assets at September 30, 2010	3,234,496	1,740,775	1,802,181	6,777,452

	Three Months Ended September 30, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,796,045	361,971	—	2,158,016
Income before income taxes	434,682	81,259	(21,178)	494,763
Income tax expense	160,584	24,702	(7,201)	178,085
Net income	274,098	56,557	(13,977)	316,678
Segment assets at September 30, 2009	3,261,526	1,414,541	1,863,145	6,539,212

The following segment information is for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$5,795,291	1,122,856	—	6,918,147
Income before income taxes	1,497,229	236,141	(63,534)	1,669,836
Income tax expense	512,742	80,348	(21,604)	571,486
Net income	984,487	155,793	(41,930)	1,098,350

	Nine Months Ended September 30, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$5,276,643	1,237,622	—	6,514,265
Income before income taxes	1,131,354	234,409	(63,534)	1,302,229
Income tax expense	396,347	73,146	(29,882)	439,611
Net income	735,007	161,263	(33,652)	862,618

(a) Reconciling items generally consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in the nine months ended September 30, 2010 and 2009.

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

Products and services

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that allow its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP) systems with third party software that provides various delivery and document capture options. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada, Mexico and Puerto Rico.

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

Results of Operations: Third Quarter of 2010 Compared to Third Quarter of 2009

Revenue

Revenue for the Company in the third quarter of 2010 increased 10% compared to the third quarter of 2009. Revenue for Edict Systems increased by 11% and revenue for Merkur Group increased by 5%.

	Q3 2010		Q3 2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,000,599	84	1,796,045	83	204,554	11
Merkur Group	379,911	16	361,971	17	17,940	5

Total revenue	$2,380,510	100	2,158,016	100	222,494	10

Edict Systems Revenue.

Revenue in the third quarter of 2010 and 2009 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q3 2010		Q3 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,369,842	69	1,213,979	68	155,863	13
AutomotiveEC	156,705	8	133,982	7	22,723	17
Other Web EDI	48,163	2	52,139	3	(3,976)	(8)
EnterpriseEC	378,928	19	356,742	20	22,186	6
Other products and services	46,961	2	39,203	2	7,758	20

Total	$2,000,599	100	1,796,045	100	204,554	11

•

Revenue from GroceryEC increased 13% in the third quarter of 2010 compared to the third quarter of 2009 due to an increase in the volume of transactions processed, increased number of new customers and trading partners, and a nominal price increase in January 2010.

•	Revenue from AutomotiveEC increased by 17% in the third quarter of 2010 compared to the third quarter of 2009 due to an increase in the volume of transactions and to the aforementioned price increase.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 6% in the third quarter of 2010 compared to the third quarter of 2009 due to increased volume of EDI transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

The Company is continuing its product development and sales and marketing efforts to increase activity in currently supported industries and to develop business in other industries, primarily health care and consumer packaged goods.

Merkur Group Revenue.

Revenue in the third quarter of 2010 and 2009 from the sale of software based products and services sold by Merkur Group is summarized below:

	Q3 2010		Q3 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$50,288	13	18,216	5	32,072	176
Hardware	20,485	5	32,570	9	(12,085)	(37)
Maintenance contracts	221,509	59	206,645	57	14,864	7
Professional services	81,010	21	100,200	28	(19,190)	(19)
Other	6,619	2	4,340	1	2,279	53

Total	$379,911	100	361,971	100	17,940	5

Revenue for Merkur Group increased primarily due to increased software revenue related to version upgrades and document processing capacity upgrades, partially offset by a decrease in revenue from relatively high-margin professional services. Revenue in the third quarter of 2010, however, declined by 16% compared to revenue in the second quarter of 2010 due primarily to a decline in software and hardware revenue.

Net income

Net income for the third quarter of 2010 compared to the third quarter of 2009 is summarized below:

			Increase
	Q3 2010	Q3 2009	Amount	%
Edict Systems	$386,164	274,098	112,066	41
Merkur Group	62,044	56,557	5,487	10
Amortization of intangible assets, net of income tax effects	(13,977)	(13,977)	—	—

Net income	$434,231	316,678	117,553	37

•	The increase for Edict Systems was due to revenue growth described above together with no appreciable change in overall costs and expenses.

•

The increase for Merkur Group was primarily due to workforce reductions, decreased sales commissions and profit-related bonuses, and reduced marketing expenses. Net income in the third quarter of 2010, however, declined by 30% compared to net income in the second quarter of 2010 due primarily to a decline in software and hardware revenue.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased from 60% in the third quarter of 2009 to 62% in the third quarter of 2010 primarily due to increased revenue from Edict Systems, reduced depreciation expense resulting from a declining pace of purchases of property and equipment, and reduced amortization of software development costs resulting from the full amortization of all software development costs capitalized prior to July 1, 2009, partially offset by increased technical personnel-related costs.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $1,986 in the third quarter of 2010 compared to the third quarter of 2009, as increased sales and marketing expenses for Edict Systems were approximately offset by reduced sales commissions, profit-related bonuses, and certain sales and marketing expenses for Merkur Group.

Results of Operations: Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenue

Revenue for the Company in the first nine months of 2010 increased 6% compared to the first nine months of 2009. Revenue for Edict Systems increased by 10% and revenue for Merkur Group decreased by 9%.

	Nine months ended September 30, 2010		Nine months ended September 30, 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$5,795,291	84	5,276,643	81	518,648	10
Merkur Group	1,122,856	16	1,237,622	19	(114,766)	(9)

Total revenue	$6,918,147	100	6,514,265	100	403,882	6

Edict Systems Revenue

Revenue in the first nine months of 2010 and 2009 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are summarized below:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$4,005,918	69	3,601,251	68	404,667	11
AutomotiveEC	465,058	8	414,243	8	50,815	12
Other Web EDI	148,665	3	152,134	3	(3,469)	(2)
EnterpriseEC	1,056,998	18	1,010,800	19	46,198	5
Other products and services	118,652	2	98,215	2	20,437	21

Total	$5,795,291	100	5,276,643	100	518,648	10

•

Revenue from GroceryEC increased 11% in the first nine months of 2010 compared to the first nine months of 2009, due to an increase in the volume of transactions processed and due to a nominal price increase in January 2010.

•

Revenue from AutomotiveEC increased by 12% in the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in the volume of transactions processed and the aforementioned price increase.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 5% in the first nine months of 2010 compared to the first nine months of 2009 due to increased volume of EDI transactions processed for large grocery companies.

Merkur Group Revenue

Revenue in the first nine months of 2010 and 2009 from the sale of software based products and services sold by Merkur Group is summarized below:

	Nine months ended September 30, 2010		Nine months ended September 30, 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$175,047	16	238,798	19	(63,751)	(27)
Hardware	81,733	7	97,180	8	(15,447)	(16)
Maintenance contracts	657,121	59	646,991	52	10,130	2
Professional services	189,480	16	242,469	20	(52,989)	(22)
Other	19,475	2	12,184	1	7,291	60

Total	$1,122,856	100	1,237,622	100	(114,766)	(9)

Revenue for Merkur Group decreased by $114,766, or 9%, in the first nine months of 2010 compared to the first nine months of 2009. Although revenue in both the second and third quarters of 2010 increased compared to the same quarters last year, Merkur Group has been unable to offset a relatively weak first quarter of 2010, when revenue declined by $141,946 when compared to the first quarter of 2009.

Net Income

Net income for the first nine months of 2010 compared to the first nine months of 2009 is summarized below:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Increase (Decrease)
			Amount	%
Edict Systems	$984,487	735,007	249,480	34
Merkur Group	155,793	161,263	(5,470)	(3)
Amortization of intangible assets, net of income tax effects	(41,930)	(33,652)	(8,278)	(25)

Net income	$1,098,350	862,618	235,732	27

•

The increase for Edict Systems was due to increased revenue of $518,648 from all major lines of products and services, partially offset by increased personnel-related expenses pertaining to the addition of customer service and development personnel.

•

The decline for Merkur Group was due to decreased revenue that occurred in the first quarter of 2010. Merkur partially offset the revenue decline by reductions in personnel, sales commissions, profit-related bonuses, and certain sales and marketing expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased from 59% in the first nine months of 2009 to 60% in the first nine months of 2010 due to continuing efforts to control costs and due to growth in revenue from Edict Systems products and services which overall have a higher gross margin than Merkur’s products and services.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $47,863, or 2%, in the first nine months of 2010 compared to the first nine months of 2009, due primarily to reductions of sales commissions, profit-related bonuses, and certain sales and marketing expenses for Merkur Group.

Liquidity and Capital Resources

In the first nine months of 2010, the Company generated net cash flows from operating activities of $1,557,040. The Company used the cash to pay the second of three installments of the $0.03 per share dividend declared in 2009 ($667,226), to purchase property and equipment ($101,832), to invest in software development costs ($148,650), and to increase the balance of cash and cash equivalents by $639,332.

Management believes that the Company will have sufficient financial resources to meet business requirements during the remainder of 2010 that include payment of the final installment of the dividends declared in 2009 totaling $667,226, reported as a current liability on the September 30, 2010 consolidated condensed balance sheet.

The Company has available an unused line of credit for $1.5 million that expires on June 29, 2011.

Changes in Consolidated Condensed Balance Sheet from December 31, 2009 to September 30, 2010

Some balance sheet changes that occurred in the first nine months of 2010 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Accounts receivable increased by $112,854 because billings for software maintenance contracts for Merkur Group were ratably higher in the first nine months of 2010 than in the fourth quarter of 2009.

•

Software development costs increased by $117,981 due to the capitalization of $148,650 of salaries, wages, and payroll taxes during the first nine months of 2010 related to enhancements of the new version of Web EDI, reduced by amortization expense of $30,669 related to software development costs that were capitalized primarily in 2006 and 2007.

•

Income taxes payable increased by $35,901 and the related prepaid income taxes decreased by $39,798. These amounts resulted from applying the overpayment of income taxes at December 31, 2009 to 2010 income taxes and from the calculation methods and timing of 2010 quarterly estimated tax payments.

•

Deferred revenue increased by $125,393 and the related prepaid software maintenance costs increased by $31,734 primarily due to the timing of software maintenance contract billings and the deferral of related costs.

ITEM 4. Controls and Procedures

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended September 30, 2010.

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

Advant-e Corporation
(Registrant)

November 12, 2010	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 12, 2010	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors