Form 10-K
period 2010-12-31
ADVANT E CORP
filed 2011-03-24
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the closing price of the common stock as reported by Over the Counter Bulletin Board on such date, was $6,600,115.

The number of shares of outstanding common stock of the issuer as of March 24, 2011 was 66,722,590.

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

Edict Systems specializes in providing hosted Electronic Data Interchange (EDI) solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service.

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

The Company utilizes its many years of experience in the e-commerce industry to market EnterpriseEC, the Company’s Electronic Transaction Network and Trading Community Management Platform, horizontally to companies currently doing e-commerce as well as companies that will be conducting e-commerce in the future. Because EnterpriseEC is not industry specific and utilizes both standards-based data formats as well as proprietary formats, any company doing Electronic Data Interchange or which wants to conduct business electronically is a potential customer.

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

The strategy for Merkur Group, Inc. is to target additional customers for automating outbound documents and to increase inbound document processing installations by targeting existing outbound-only customers. Merkur also intends to identify and target specific vertical applications for both inbound and outbound document processing opportunities as well as additional ERP, MRP (Materials Requirements Planning or Manufacturing Resources Planning), and CRM packages with which it can integrate.

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

Merkur Group, Inc. buys its software for resale almost exclusively from a single supplier. The Company has a contract with that supplier through June 30, 2011 and is renewable annually unless cancelled by either party. While this software is somewhat unique, similar software that includes substantially the same capabilities is available from other sources at competitive prices. The loss of the current source of supply, however, could result in disruption to the business and could have an adverse impact on the Company’s revenue and net income.

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that challenges and rewards employees and encourages development of their careers, professionalism, and entrepreneurship. As of March 24, 2011, the Company had a total of sixty-five (65) full-time employees. Forty-four (44) employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, thirteen (13) employees are marketing and sales personnel and eight (8) are involved in administration and finance.

Research and Development

Expenditures for research and development were nominal in 2010 and 2009.

Government Regulation

Based upon its experience and knowledge of the industry, the Company believes that its products comply substantially with applicable regulations in the markets which the Company has targeted. There can be no assurances, however, that future regulations or laws will not be adopted that would have an adverse effect on the Company. The Company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities.

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

For further information with respect to the Company, reference is made to all other reports and information that we have filed with the Commission, which may be inspected and copied at the public reference facilities of the Commission in Washington D.C. Copies of such material can be obtained from the Public Reference Section of the Commission, 100 F Street, Washington, D.C. 20549, telephone 1-800-SEC-0330, at prescribed rates and are available on the Internet at http://www.sec.gov. The Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the site may access such information by searching the EDGAR database.

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

The Company leases for $70,973 per year 4,170 square feet of office space as the principal place of business of Merkur Group, Inc. in West Chester, Ohio. The lease expires on March 31, 2012.

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

The following table shows per share amounts that reflect retrospectively the ten-for-one stock split effective December 1, 2009. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	Dividends	High	Low
2010
Quarter ended:
March 31, 2010	$.000	0.270	0.160
June 30, 2010	.000	0.220	0.150
September 30, 2010	.000	0.220	0.160
December 31, 2010	.000	0.240	0.160
2009
Quarter ended:
March 31, 2009	.000	0.144	0.096
June 30, 2009	.000	0.130	0.101
September 30, 2009	.000	0.140	0.102
December 31, 2009	.030	0.400	0.120

As of March 24, 2011 the Company had approximately 291 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

The Company declared in 2009 a special dividend of $0.03 per share, $2,001,678 in total, and paid in three installments of $0.01 per share, or $667,226, each on December 28, 2009, June 28, 2010, and December 6, 2010.

These declarations, however, are not meant to indicate that the Company will necessarily declare and pay a dividend in 2011 and beyond on a regular basis. Any dividend payments are at the discretion of the Board of Directors. Dividend payments depend on various facts and circumstances including, but not limited to, the Company’s earnings and financial position, general economic conditions, opportunities for the Company’s development and expansion, and other pertinent factors

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

2010 Results Compared to 2009

Executive Summary

•	Revenue for 2010 of $9,302,611 increased by $653,412, or 8%, compared to 2009 due primarily to increased revenue in GroceryEC for Edict Systems.

•	Net income for 2010 of $1,585,339 increased by $390,537, or 33%, due primarily to increased revenue and our efforts to reduce costs and expenses.

•	The Company generated net cash flows from operating activities of $1,896,713 in 2010, primarily on the strength of net income, compared to $1,594,305 in 2009.

•

The Company paid the final two dividend installments totaling $1,334,452 that were due in 2010. These installments related to the $.03 per share dividend declared in 2009, of which the first installment in the amount of $667,226 was paid in 2009.

Revenue

Revenue for the Company in 2010 increased by 8% compared to 2009. Revenue for Edict Systems increased by 9% and revenue for Merkur Group increased by 2%.

	2010		2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$7,768,896	84	7,143,225	83	625,671	9
Merkur Group	1,533,715	16	1,505,974	17	27,741	2

Revenue	$9,302,611	100	8,649,199	100	653,412	8

Edict Systems Revenue

Revenue in 2010 and 2009 from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$5,359,002	69	4,826,647	68	532,355	11
AutomotiveEC	626,423	8	566,841	8	59,582	11
Other Web EDI	198,491	3	205,701	3	(7,210)	(4)
EnterpriseEC	1,422,464	18	1,351,233	19	71,231	5
Other products and services	162,516	2	192,803	2	(30,287)	(16)

Total	$7,768,896	100	7,143,225	100	625,671	9

•

Revenue from GroceryEC increased by 11% compared to 2009 due to an increase in the volume of transactions processed, increased number of new customers and trading partners, and a price increase in effect throughout 2010.

•	Revenue from AutomotiveEC increased by 11% compared to 2009 due to an increase in the volume of transactions and to the aforementioned price increase.

•

Revenue from EnterprisEC, the Company’s value added network, increased by 5% compared to 2009 due to increased volume of EDI transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•	Other products and services revenue decreased 16% in 2010 compared to 2009 primarily due to revenue from a non-recurring software development contract in 2009.

The Company is continuing its efforts to increase activity in currently supported industries and to develop additional business in other industries including healthcare, consumer packaged goods and manufacturing.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in 2010 and 2009 is summarized below:

	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$215,785	16	247,988	16	(32,203)	(13)
Hardware	137,983	6	97,180	6	40,803	42
Maintenance contracts	890,281	58	863,859	58	26,422	3
Professional services	262,080	19	279,319	19	(17,239)	(6)
Other	27,586	1	17,628	1	9,958	56

Total	$1,533,715	100	1,505,974	100	27,741	2

Merkur Group experienced a relatively weak first quarter of 2010, when revenue declined by $141,946 compared to the first quarter of 2009. However, revenue for Merkur Group increased in each of the last three quarters of 2010 compared to the same quarters of 2009, resulting in a 2% overall increase for 2010. Revenue from software, hardware, and professional services resulted primarily from document processing software and hardware enhancement and upgrade sales to existing customers, and to a lesser extent from sales to new customers.

Revenue from customers in foreign locations

Although the Company has no facilities or operations in foreign locations, the Company derived in 2010 and 2009 less than 3% of revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico.

Net Income

Net income for 2010 compared to 2009 is summarized below:

			Increase (Decrease)
	2010	2009	Amount	%
Edict Systems	$1,413,875	1,064,972	348,903	33
Merkur Group	227,371	177,459	49,912	28
Amortization of intangible assets, net of income tax effects	(55,907)	(47,629)	(8,278)	(17)

Net Income	$1,585,339	1,194,802	390,537	33

•	The increase for Edict Systems was due to revenue growth described above together with improved gross margins that offset increased marketing, general, and administrative expenses of $76,952.

•	The increase for Merkur Group was primarily due to reductions in personnel, sales commissions, bonuses, and certain sales and marketing expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased to 61% in 2010 from 59% in 2009.

The improvement occurred in Edict Systems, where revenue increased by 9%, but where cost of revenue increased only slightly. Cost of revenue for Edict Systems was favorably affected by reduced depreciation and amortization expense and increased capitalized software development costs, but cost of revenue was adversely affected by increased personnel and related costs.

In 2011 Edict Systems will convert its Web EDI service to a new platform to provide more functionality and value to customers and trading partners, likely resulting in a temporary increase in costs during the conversion.

The gross margin for Merkur decreased to 45% in 2010 from 49% in 2009 due primarily to decreased sales of software and professional services, both at relatively higher margins, and increased sales of hardware, at relatively low margins.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $56,850, or 2%, in 2010 compared to 2009, as increased sales and marketing expenses for Edict Systems were more than offset by reduced personnel and related costs for sales commissions and bonuses, and certain other sales and marketing expenses for Merkur Group.

Pre-tax profitability

The Company strives to achieve a minimum 20% pre-tax profitability (income before income taxes as a percent of revenue) for its operating segments. Although Edict Systems performed to that desired level in both years (28% in 2010 and 22% in 2009), Merkur Group fell short in 2009 (17%), but on the strength of cost controls achieved 22% pre-tax profitability in 2010.

Liquidity and capital resources

In 2010, the Company generated net cash flows from operating activities of $1,896,713 compared to $1,594,305 in 2009. The cash flows from operating activities in both years were due largely to net income adjusted for non-cash expenses.

In 2010, the Company acquired property and equipment primarily for enhanced infrastructure capability in the amount of $123,540 and incurred capitalized software development costs related to its new version of Web EDI in the amount of $189,545.

In 2010, the Company paid the final two dividend installments in the amount of $1,334,452. These installments related to the $.03 per share dividend declared in 2009, of which the first installment in the amount of $667,226 was paid in 2009.

Management believes that the Company will have sufficient financial resources, including cash and cash equivalents at December 31, 2010, and cash generated from operations in 2011, to meet business requirements for the next 12 months and to fund growth and other business and financial initiatives. The Company has available an unused line of credit in the amount of $1.5 million that expires in 2011, when it is expected to be renewed.

Changes in Consolidated Balance Sheet from December 31, 2009 to December 31, 2010

Some balance sheet changes that occurred in 2010 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Accounts receivable increased $108,965 due primarily to increased revenues from Merkur Group in the fourth quarter of 2010 compared to 2009.

•

Software development costs increased by $158,876 due to capitalization of $189,545 of salaries, wages, and payroll taxes in 2010 related to enhancements of the new version of WebEDI, reduced by amortization expense of $30,669 related to software development costs that were capitalized primarily in 2006 and 2007.

•	Other intangible assets decreased $84,712 due to the amortization of the costs associated with the purchase of Merkur Group.

•

Deferred revenue increased $91,512 due to increased deferral of maintenance contract revenue resulting from the timing of the billing of maintenance contracts ($43,651) and increased deferral of revenue resulting from customer payments for the development of applications designed to meet customer specifications ($47,861).

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2010:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$538,822	229,990	308,832

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

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2010 compared to the fourth quarter of 2009 are as follows:

	Fourth Quarter 2010	Fourth Quarter 2009
Revenue	$2,384,464	2,134,934
Cost of revenue	891,613	873,428

Gross margin	1,492,851	1,261,506
Marketing, general and administrative expenses	759,057	768,044

Operating income	733,794	493,462
Other income, net	2,541	2,548

Income before income taxes	736,335	496,010
Income tax expense	249,346	163,826

Net income	$486,989	332,184

Earnings per share – basic and diluted	$0.008	0.005

Revenue

Total revenue for the fourth quarter of 2010 increased 12% compared to the fourth quarter of 2009. Revenue for Edict Systems increased 6% and revenue for Merkur Group increased by 53%.

	Q4 2010		Q4 2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$1,973,605	83	1,866,583	87	107,022	6
Merkur Group	410,859	17	268,351	13	142,508	53

Revenue	$2,384,464	100	2,134,934	100	249,530	12

Edict Systems Revenue

Revenue in the fourth quarter of 2010 and 2009 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q4 2010		Q4 2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,353,084	68	1,225,397	66	127,687	10
AutomotiveEC	161,365	8	152,598	8	8,767	6
Other Web EDI	49,826	3	53,567	3	(3,741)	(7)
EnterpriseEC	365,466	19	340,433	18	25,033	7
Other products and services	43,864	2	94,588	5	(50,724)	(54)

Total	$1,973,605	100	1,866,583	100	107,022	6

•

Revenue from GroceryEC increased 10% compared to the fourth quarter of 2009 due to an increase in the volume of transactions processed, increased number of new customers and trading partners, and a price increase in effect throughout 2010.

•	Other products and services revenue decreased by $50,724 compared to the fourth quarter of 2009 primarily due to a non-recurring software development contract in 2009.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in the fourth quarter of 2010 and 2009 is summarized below:

	Q4 2010		Q4 2009		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$40,738	10	9,190	3	31,548	343
Hardware	56,250	13	—	—	56,250	100
Maintenance contracts	233,160	57	216,866	81	16,294	8
Professional services	72,600	18	36,850	14	35,750	97
Other	8,111	2	5,445	2	2,666	49

Total	$410,859	100	268,351	100	142,508	53

Revenue from Merkur Group increased by 53% in the fourth quarter of 2010 compared to the fourth quarter of 2009, when revenue was relatively very low. Revenue from the sale of software and hardware to new and existing customers for document processing upgrades and additional document processing capacity increased to $96,988 from only $9,190 in the fourth quarter of 2009. As a direct result, revenue from professional services almost doubled from $36,850 to $72,600.

Net Income

Net income for the fourth quarter of 2010 compared to the fourth quarter in 2009 is summarized below:

			Increase
	Q4 2010	Q4 2009	Amount	%
Edict Systems	$429,388	329,965	99,423	30
Merkur Group	71,578	16,196	55,382	342
Amortization of intangible assets, net of income tax effects	(13,977)	(13,977)	—	—

Net Income	$486,989	332,184	154,805	47

•

The increase for Edict Systems was due to the revenue growth described above, improved gross margins, and marketing, general and administrative expenses that were about the same in the fourth quarter of each year.

•	The increase for Merkur Group was due primarily to the revenue increase described above and to reduced personnel related expenses.

Gross Margin

The Company’s gross margin, as a percent of revenue, improved to 63% in the fourth quarter of 2010 from 59% in the fourth quarter of 2009, primarily due to increased revenue for both Edict and Merkur accompanied by minimal cost increases.

Marketing, general and administrative expenses

Marketing, general and administrative expenses in the fourth quarter of 2010 and 2009 were approximately the same due to the Company’s continuing successful efforts to control those expenses.

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

Goodwill and Other Intangible Assets

Management assesses goodwill related to the July 2, 2007 acquisition of Merkur Group, Inc. for impairment on an annual basis at year-end and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of a reporting unit below its carrying value. Significant management judgment is required in assessing the impairment of goodwill, including the assignment of assets and liabilities and determination of fair value. Management uses the discounted cash flow method, which requires significant judgments and assumptions for estimates of future cash flows, growth rate, and useful life of the cash flows, and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any. Management completed the required annual impairment test and determined that no impairment existed.

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

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation and Subsidiaries

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

March 24, 2011

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,963,172	2,713,996
Accounts receivable, net	743,020	634,055
Prepaid software maintenance costs	174,013	162,507
Prepaid expenses and deposits	99,234	75,519
Prepaid income taxes	—	39,798
Deferred income taxes	153,643	139,144

Total current assets	4,133,082	3,765,019
Software development costs, net	308,832	149,956
Property and equipment, net	228,121	312,821
Goodwill	1,474,615	1,474,615
Other intangible assets, net	244,508	329,220

Total assets	$6,389,158	6,031,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,986	115,546
Income taxes payable	33,619	—
Dividends payable	—	1,334,452
Accrued salaries and other expenses	180,311	146,699
Deferred revenue	673,810	582,298

Total current liabilities	967,726	2,178,995
Deferred income taxes	244,481	261,024

Total liabilities	1,212,207	2,440,019

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized, 66,722,590 shares issued and outstanding at December 31, 2010; 100,000,000 shares authorized, 66,951,010 shares issued, and 66,722,590 shares outstanding at December 31, 2009	66,723	66,951
Paid-in capital	1,936,257	1,964,221
Retained earnings	3,173,971	1,588,632
Treasury stock, at cost, 228,420 shares at December 31, 2009	—	(28,192)

Total shareholders’ equity	5,176,951	3,591,612

Total liabilities and shareholders’ equity	$6,389,158	6,031,631

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2010 and 2009

	2010	2009
Revenue	$9,302,611	8,649,199
Cost of revenue	3,660,685	3,561,780

Gross margin	5,641,926	5,087,419
Marketing, general and administrative expenses	3,237,337	3,294,187

Operating income	2,404,589	1,793,232
Other income, net	1,582	5,007

Income before income taxes	2,406,171	1,798,239
Income tax expense	820,832	603,437

Net income	$1,585,339	1,194,802

Earnings per share – basic and diluted	$0.024	0.018

Weighted average shares outstanding – basic and diluted	66,722,590	66,869,669

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2010 and 2009

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance January 1, 2009	$6,738	2,020,206	2,455,764	(35,935)	4,446,773
Net income			1,194,802		1,194,802
Dividends ($0.03 per share)			(2,001,678)		(2,001,678)
Purchase of shares				(48,285)	(48,285)
Retirement of shares	(43)	(55,985)		56,028	—
Capitalized retained earnings resulting from stock split	60,256		(60,256)		—

Balance December 31, 2009	66,951	1,964,221	1,588,632	(28,192)	3,591,612
Net income			1,585,339		1,585,339
Retirement of shares	(228)	(27,964)		28,192	—

Balance December 31, 2010	$66,723	1,936,257	3,173,971	—	5,176,951

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$1,585,339	1,194,802
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	203,552	257,340
Amortization of software development costs	30,669	81,784
Amortization of other intangible assets	84,712	84,712
Loss on disposal of assets	4,688	—
Deferred income taxes	(31,042)	(61,627)
Purchases of trading securities	—	(99,922)
Proceeds from sale of trading securities	—	327,193
Net realized gain on sales of securities	—	(34,546)
Net unrealized loss on trading securities	—	39,996
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(108,965)	65,040
Prepaid software maintenance costs	(11,506)	(6,480)
Prepaid expenses and deposits	(23,715)	(1,158)
Prepaid income taxes	39,798	(22,961)
Accounts payable	(35,560)	(91,828)
Income taxes payable	33,619	—
Accrued salaries and other expenses	33,612	(136,661)
Deferred revenue	91,512	(1,379)

Net cash flows from operating activities	1,896,713	1,594,305

Cash flows from investing activities:
Purchases of property and equipment	(123,540)	(135,516)
Software development costs	(189,545)	(119,287)

Net cash flows from investing activities	(313,085)	(254,803)

Cash flows from financing activities:
Purchase of treasury shares	—	(48,285)
Dividends paid	(1,334,452)	(667,226)

Net cash flows from financing activities	(1,334,452)	(715,511)

Net increase in cash and cash equivalents	249,176	623,991
Cash and cash equivalents, beginning of year	2,713,996	2,090,005

Cash and cash equivalents, end of year	$2,963,172	$2,713,996

Supplemental disclosures of cash flow items:
Income taxes paid	$778,417	688,024
Non cash transactions:
Retirement of shares	$28,192	56,028
Declared dividends payable in 2010	$—	1,334,452
Capitalized retained earnings resulting from stock split	$—	60,256

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The allowance for uncollectible accounts was $27,000 and $45,000 at December 31, 2010 and 2009, respectively.

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

Property and Equipment

Property and equipment is carried at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets of three to seven years. Costs of normal maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the Company’s purchase price over the fair value of the net identifiable assets of Merkur Group, Inc., acquired on July 2, 2007.

Other intangible assets, which arose from the acquisition of Merkur Group, Inc., consist of contractual vendor relationships, customer relationships, and proprietary computer software, and were initially recorded at fair values using the income or cost approach. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of five to seven years.

Management assesses goodwill for impairment on an annual basis at year-end, and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of a reporting unit below its carrying value. Management uses the discounted cash flow method, which requires significant judgment and assumptions for estimates of future cash flows, growth rate, useful life, cash flows and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. Management completed the required annual impairment test and determined that goodwill was not impaired at December 31, 2010.

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

Revenue from monthly subscription fees is recognized over the periods to which the subscriptions apply.

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

Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, which is generally twelve months. Revenue from professional services is recognized upon performance of those services.

Income Taxes

Deferred income taxes are determined using the liability method of accounting. Under this method, the net deferred tax asset or liability is determined based on the enacted laws and rates applied to the temporary differences between the financial statement and tax bases of assets and liabilities.

The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. In determining its tax positions, the Company assumes that the positions will be examined by the appropriate taxing authority and the taxing authority would have full knowledge of all relevant information. The measurement of tax positions is based on managements’ best judgment of the amount the Company would ultimately accept in a settlement with taxing authorities. Tax years subsequent to 2006 remain subject to examination by the Internal Revenue Service. At December 31, 2010 there were no uncertain tax positions.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $15,260 and $35,207 in 2010 and 2009, respectively.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 amends ASC Topic 305 requiring an entity that has recognized goodwill and has one or more reporting units whose carrying amount for the purposes of performing Step 1 of the impairment test is zero or negative to perform Step 2 of the goodwill impairment test. The changes to the ASC as a result of this update are effective for interim periods and fiscal years beginning after December 15, 2010. The Company does not anticipate the adoption of this guidance will have a material impact on the consolidated condensed financial statements.

Note 2: Software Development costs

Software development costs at December 31, 2010 and 2009 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2009	$1,512,735	1,400,282	112,453
Additions	119,287	—	119,287
Amortization expense	—	81,784	(81,784)

Balance, December 31, 2009	1,632,022	1,482,066	149,956
Additions	189,545	—	189,545
Amortization expense	—	30,669	(30,669)

Balance, December 31, 2010	$1,821,567	1,512,735	308,832

Software development costs are for internal use software and for website development and related enhancements.

Note 3: Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009
Computer and office equipment	$1,317,412	1,281,030
Computer software	268,498	222,735
Leasehold improvements	51,136	51,136

	1,637,046	1,554,901
Accumulated depreciation	(1,408,925)	(1,242,080)

Property and equipment, net	$228,121	312,821

Note 4: Intangible Assets

Other intangible assets consist of the following at December 31:

	2010	2009
Contractual vendor relationships	$130,000	130,000
Customer relationships	185,000	185,000
Proprietary computer software	226,000	226,000

	541,000	541,000
Accumulated amortization	(296,492)	(211,780)

Other intangible assets, net	$244,508	329,220

Related amortization expense was $84,712 in 2010 and 2009. Amortization over the next four years will be $84,712 in 2011, $71,714 in 2012, $58,714 in 2013, and $29,368 in 2014 when the assets will be fully amortized.

Note 5: Income Taxes

Income tax expense consists of the following:

	2010	2009
Current income tax expense:
Federal	$851,874	675,548
State	—	(10,484)

	851,874	665,064

Deferred income tax benefit:
Federal	(31,042)	(53,348)
State	—	(8,279)

	(31,042)	(61,627)

Total income tax expense	$820,832	603,437

The following is a reconciliation of the income tax expense to the amount computed at the federal statutory rate of 34%:

	2010	2009
Income tax expense at Federal statutory rate	$818,098	611,401
State income taxes	—	(18,763)
Other	2,734	10,799

Income tax expense	$820,832	603,437

Deferred income taxes consisted of the following at December 31:

	2010	2009
Deferred income tax assets:
Allowance for uncollectible accounts	$9,180	15,300
Deductible realized losses on short-term investments	—	6,583
Deferred revenue	229,096	197,982

Total deferred income tax assets	238,276	219,865

Deferred income tax liabilities:
Capitalized software costs, net of accumulated amortization	105,003	50,985
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	56,353	72,641
Prepaid expenses	59,164	55,252
Other intangible assets	83,126	111,932
Change to the accrual method of accounting for income taxes	25,468	50,935

Total deferred income tax liabilities	329,114	341,745

Net deferred income tax liabilities	$90,838	121,880

Note 6: Line of Credit

At December 31, 2010, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on June 29, 2011. Interest is payable monthly. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding throughout 2009 and 2010.

Note 7: Stock Split

On October 30, 2009 the Company’s Board of Directors authorized a ten-for-one stock split which culminated on December 2, 2009 with the issuance of 60,255,909 shares. References to shares and per share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements report the effect of the stock split retrospectively.

Note 8: Dividend

On October 30, 2009 the Company’s Board of Directors declared a dividend of $0.03 per share, reflecting the ten-for-one stock split, totaling $2,001,678, payable in three equal installments of $667,226. The first installment was paid in December 2009 and the remaining two installments were paid in 2010.

Note 9: Treasury Stock and Retirement of Shares

Pursuant to the Company’s stock repurchase program that expired on December 31, 2009, the Company purchased 416,600 shares for $48,285 in 2009. The Company retired 228,420 and 431,600 shares in 2010 and 2009, respectively.

Note 10: Profit Sharing Plan

The Company has 401(k) plans covering employees who choose to participate in the plans. The Company’s contributions to the plans, made in accordance to the terms of the plans, were $20,542 and $20,631 in 2010 and 2009, respectively.

Note 11: Financial Instruments and Concentration of Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and cash deposits in high quality financial institutions that include large regional and national banks. While bank deposits at times exceeded federally insured limits, the Company’s current policy is to manage those accounts so that the balances do not exceed federally insured limits. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.

Merkur Group, Inc. buys its software for resale and certain maintenance and support contracts predominantly from a single supplier. Purchases from this supplier were $535,149 and $487,875 during 2010 and 2009, respectively. Currently, the Company has a contract with that supplier through June 30, 2011 and is renewable annually unless cancelled by either party. Similar software is available from other sources.

Note 12: Operating Leases

The Company has non-cancellable operating leases consisting of two office space leases and two equipment leases. The lease on the Company’s corporate and administrative office expires on September 30, 2011, except that the Company has two three-year renewal options through 2017. The Company’s other three leases have no renewal options. The other office space lease expires on March 31, 2012. The equipment leases expire on September 30, 2012 and June 30, 2013. Lease expense was $183,126 and $181,967 in 2010 and 2009, respectively.

Minimum annual lease payments under these non-cancellable operating lease agreements are as follows:

2011	$158,269
2012	25,479
2013	1,064

Total	$184,812

Note 13: Segment Reporting

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

The following is segment information for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$7,768,896	1,533,715	—	9,302,611
Income before income taxes	2,146,277	344,606	(84,712)	2,406,171
Income tax expense	732,402	117,235	(28,805)	820,832
Net income	1,413,875	227,371	(55,907)	1,585,339
Expenditures for property and equipment	123,540	—	—	123,540
Depreciation and amortization	223,440	10,781	84,712	318,933
Interest income	3,315	1,919	—	5,234
Segment assets at December 31, 2010	3,111,429	1,559,445	1,718,284	6,389,158

	Year Ended December 31, 2009
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$7,143,225	1,505,974	—	8,649,199
Income before income taxes	1,623,460	259,491	(84,712)	1,798,239
Income tax expense	558,488	82,032	(37,083)	603,437
Net income	1,064,972	177,459	(47,629)	1,194,802
Expenditures for property and equipment	135,105	411	—	135,516
Depreciation and amortization	316,715	22,409	84,712	423,836
Interest income	5,601	3,717	—	9,318
Segment assets at December 31, 2009	2,826,703	1,361,295	1,843,633	6,031,631

(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in both 2010 and 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, specifically the “Internal Control over Financial Reporting Guidance for Smaller Public Companies”. Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2010 their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	46 President/CEO/Chairman of the Board of Directors

James E. Lesch	65 Chief Financial Officer/Director

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

James E. Lesch is Chief Financial Officer of Advant-e Corporation and has served in that capacity since January 1, 2005. He is a member of the Company’s Board of Directors and has served in that capacity since April 25, 2005.

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

Item 11.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Employer 401(k) Contribution	Total Compensation

Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2010 2009	$160,000 220,000	20,000 20,000	1,600 2,200	181,600 242,200

James E. Lesch Chief Financial Officer/Member of the Board of Directors	2010 2009	180,000 160,000	20,000 20,000	1,800 1,600	201,800 181,600

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

The following tables set forth as of March 24, 2011, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

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

(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2680 Indian Ripple Rd. Dayton, OH 45440	36,585,080	0	54.8
Total shares outstanding at March 24, 2011	66,722,590

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company’s two members of its Board of Directors, as indicated in item 10 above, are not independent as defined by NASDAQ Corporate Governance rules.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2010	2009
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-Q	$69,205	63,565
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	1,320	2,665
Tax Fees—preparation of federal tax returns and tax advice on various issues	6,780	8,618

Total	$77,305	74,848

Professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description	Method of Filing

2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed (A)

3(i)	Articles of Incorporation	Previously filed (B)

3(ii)	By-laws	Previously filed (C)

4	Instruments defining the rights of security holders including indentures	Previously filed (D)

14	Code of ethics	Previously filed (E)

21	Subsidiaries of the registrant	Previously filed (F)

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

(A)	Filed with Form 8-K on July 2, 2007.
(B)	Filed with Form 10-K for the year ended December, 31, 2009 as filed March 30, 2010
(C)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(D)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
(E)	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.
(F)	Filed with Form 10-SB filed as of July 11, 2000, and filed with Form 10-KSB as of March 31, 2008.

The following financial statements have been filed as part of this report form 10-K:

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation

Registrant

March 24, 2011	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 24, 2011	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 24, 2011	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which

Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement has been sent to security holders.