Form 10-Q
period 2011-03-31
ADVANT E CORP
filed 2011-05-13
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2011 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$2,300,420	2,193,821
Cost of revenue	917,892	933,984

Gross margin	1,382,528	1,259,837
Marketing, general and administrative expenses	799,457	859,101

Operating income	583,071	400,736
Other income, net	1,127	800

Income before income taxes	584,198	401,536
Income tax expense	199,111	137,257

Net income	$385,087	264,279

Earnings per share – basic and diluted	$0.006	0.004

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$3,657,598	2,963,172
Accounts receivable, net	789,026	743,020
Prepaid software maintenance costs	201,740	174,013
Prepaid expenses and deposits	90,534	99,234
Deferred income taxes	170,608	153,643

Total current assets	4,909,506	4,133,082
Software development costs, net	349,468	308,832
Property and equipment, net	192,279	228,121
Goodwill	1,474,615	1,474,615
Other intangible assets, net	223,330	244,508

Total assets	$7,149,198	6,389,158

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$135,636	79,986
Income taxes payable	203,116	33,619
Accrued salaries and other expenses	273,643	180,311
Deferred revenue	733,705	673,810

Total current liabilities	1,346,100	967,726
Deferred income taxes	241,060	244,481

Total liabilities	1,587,160	1,212,207

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	3,559,058	3,173,971

Total shareholders’ equity	5,562,038	5,176,951

Total liabilities and shareholders’ equity	$7,149,198	6,389,158

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$385,087	264,279
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	42,078	55,480
Amortization of software development costs	—	20,446
Amortization of other intangible assets	21,178	21,178
Loss on disposal of property and equipment	—	800
Deferred income taxes	(20,386)	(23,381)
Increase (decrease) in cash and cash equivalents arising from changes in assets and liabilities:
Accounts receivable	(46,006)	(138,769)
Prepaid software maintenance costs	(27,727)	(35,128)
Prepaid expenses and deposits	8,700	(3,469)
Prepaid income taxes	—	39,798
Accounts payable	55,650	38,541
Income taxes payable	169,497	120,840
Accrued salaries and other expenses	93,332	158,243
Deferred revenue	59,895	115,458

Net cash flows from operating activities	741,298	634,316

Cash flows from investing activities:
Purchases of property and equipment	(6,236)	(49,053)
Software development costs	(40,636)	(58,609)

Net cash flows from investing activities	(46,872)	(107,662)

Net increase in cash and cash equivalents	694,426	526,654
Cash and cash equivalents, beginning of period	2,963,172	2,713,996

Cash and cash equivalents, end of period	$3,657,598	3,240,650

Supplemental disclosures of cash flow items:
Income taxes paid	$50,000	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2011

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of March 31, 2011 and for the quarterly periods ended March 31, 2011 and 2010, together with the accompanying consolidated condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2010 Form 10-K filed with the Securities and Exchange Commission.

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

Note 2: Software Development costs

Software development costs at March 31, 2011 and the changes during the three months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2011	$1,821,567	1,512,735	308,832
Additions	40,636	—	40,636

Balance, March 31, 2011	1,862,203	1,512,735	349,468

Software development costs are for internal use software and for website development and related enhancements.

Note 3: Line of Credit

At March 31, 2011, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on June 29, 2011. Interest is payable monthly. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding throughout the first quarter of 2011 or 2010.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2011	2010
Current expense	$219,497	160,638
Deferred benefit	(20,386)	(23,381)

Total income tax expense	$199,111	137,257

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

The following segment information is for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,944,440	355,980	—	2,300,420
Income before income taxes	523,392	81,984	(21,178)	584,198
Income tax expense (benefit)	178,429	27,883	(7,201)	199,111
Net income	344,963	54,101	(13,977)	385,087
Segment assets at March 31, 2011	3,710,704	1,741,557	1,696,937	7,149,198

	Three Months Ended March 31, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,901,381	292,440	—	2,193,821
Income before income taxes	415,358	7,356	(21,178)	401,536
Income tax expense (benefit)	141,957	2,501	(7,201)	137,257
Net income	273,401	4,855	(13,977)	264,279
Segment assets at March 31, 2010	3,414,214	1,532,652	1,782,657	6,729,523

(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled approximately 3% of consolidated revenue in the three months ended March 31, 2011 and 2010, respectively.

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

Note 7: Subsequent Event—Dividend

On May 12, 2011 the Company’s Board of Directors declared a cash dividend of $.02 per share, payable in two installments of $.01 each by no later than June 30, 2011 and December 31, 2011.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within the chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. This item should be read in conjunction with “Item 1. Financial Statements” and other items contained elsewhere in this report.

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

Revenue from the sale of software and related products is recognized upon delivery of the software to the customer when title and risk of loss are transferred. Additionally, the Company records revenue from the sale of software and related products at gross, and the related software purchases are included in cost of revenue. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant.

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

Goodwill and Other Intangible Assets

Management assesses goodwill related to the July 2, 2007 acquisition of Merkur Group, Inc. for impairment on an annual basis at year-end, and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of the reporting unit below its carrying value. Significant management judgment is required in assessing the impairment of goodwill, including the assignment of assets and liabilities and determination of fair value. Management uses the discounted cash flow method, which requires significant judgments and assumptions for estimates of future cash flows, growth rate, and useful life of the cash flows, and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 6: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Results of Operations

Revenue

Revenue for the Company in first quarter of 2011 increased by 5% compared to the first quarter of 2010. Revenue for Edict Systems increased by 2% and revenue for Merkur Group increased by 22%.

	Q1 2011		Q1 2010		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$1,944,440	85	$1,901,381	87	$43,059	2
Merkur Group	355,980	15	292,440	13	63,540	22

Revenue	$2,300,420	100	$2,193,821	100	$106,599	5

Edict Systems Revenue

Revenue in the first quarter of 2011 and 2010 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q1 2011		Q1 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,346,196	69	$1,312,038	69	$34,158	3
AutomotiveEC	160,903	8	152,892	8	8,011	5
Other Web EDI	48,209	3	50,571	3	(2,362)	(5)
EnterpriseEC	359,182	18	333,941	18	25,241	8
Other products and services	29,950	2	51,939	2	(21,989)	(42)

Total	$1,944,440	100	$1,901,381	100	$43,059	2

•	Revenue from GroceryEC and AutomotiveEC increased by 3% and 5%, respectively, due to an increase in the volume of transactions processed.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 8% due to an increased volume of transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to hinder revenue growth for EnterpriseEC.

•	Other products and services revenue decreased by 42% primarily due to revenue from a non-recurring software development contract that concluded in the first quarter of 2010.

The Company is continuing to focus its energy on increasing activity in currently supported industries and on developing additional businesses in other industries, primarily healthcare, consumer packaged goods and manufacturing.

Merkur Group Revenue

Revenue in the first quarter of 2011 and 2010 from the sale of software-based products and related services is summarized below:

	Q1 2011		Q1 2010		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$45,954	13	$19,955	7	$25,999	130
Hardware	24,980	7	22,418	8	2,562	11
Maintenance contracts	222,061	63	214,253	73	7,808	4
Professional services	54,900	15	30,115	10	24,785	82
Other	8,085	2	5,699	2	2,386	42

Total	$355,980	100	$292,440	100	$63,540	22

Revenue in the first quarter of 2011 increased by 22% compared to the first quarter of 2010 primarily due to sales of software and professional services to existing customers.

Revenue from customers in foreign locations

Although the Company has no facilities or operations in foreign locations, the Company derived in the three months ended March 31, 2011 and 2010 approximately 3% of its revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico.

Net income

Net income for the first quarter of 2011 compared to the first quarter of 2010 is summarized below:

	Q1 2011	Q1 2010	Increase
			Amount	%
Edict Systems	$344,963	273,401	71,562	26
Merkur Group	54,101	4,855	49,246	1014
Amortization of intangible assets, net of income tax effects	(13,977)	(13,977)	—	—

Net Income	$385,087	264,279	120,808	46

•	The increase for Edict Systems was due to revenue growth, improved gross margins and continued successful efforts to control costs and expenses.

•	The increase for Merkur Group was primarily due to revenue growth and reductions in personnel related expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased to 60% in the first quarter of 2011 from 57% in the first quarter of 2010 due to revenue growth, reduced depreciation and amortization, and the completion of a comparatively low-margin software development contract in the first quarter of 2010.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $59,644, or 7%, in the first quarter of 2011 compared to the first quarter of 2010, due to reduced personnel related expenses.

Liquidity and Capital Resources

In the first quarter of 2011, the Company generated net cash flows from operating activities of $741,298 compared to $634,316 in the first quarter of 2010. The increase was due primarily to increased net income.

The Company acquired property and equipment for enhanced infrastructure capability in the amount of $6,236 and $49,053 in the first quarter of 2011 and 2010, respectively. The Company incurred capitalized development costs related to its new version of Web EDI of $40,636 and $58,609 in the first quarter of 2011 and 2010, respectively.

Management believes that the Company will have sufficient financial resources to meet business requirements during the remainder of 2011, including payment of dividends declared on May 12, 2011 totaling $1,334,452 due in two equal installments before June 30, 2011 and December 31, 2011.

Changes in Consolidated Condensed Balance Sheet from December 31, 2010 to March 31, 2011

Some balance sheet changes that occurred from December 31, 2010 to March 31, 2011 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•

Accounts receivable increased by $46,006 due primarily to software maintenance contract billings in the first quarter of 2011 that are substantially higher than in the fourth quarter of 2010. The direct costs associated with these billings caused accounts payable to increase by $55,650 and prepaid software maintenance costs to increase by $27,727.

•	Accrued salaries and other expenses increased by $93,332 due to the timing of payroll periods.

•	Income taxes payable increased by $169,497 due to the timing of estimated income tax payments and increased taxable income in the quarter ended March 31, 2011 compared to 2010.

•	Total shareholders’ equity increased by $385,087 as a result of net income for the first quarter of 2011.

ITEM 4.	Controls and Procedures

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended March 31, 2011.

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

Advant-e Corporation
(Registrant)

May 13, 2011	By:	/s/ Jason K. Wadzinski

Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 13, 2011	By:	/s/ James E. Lesch

James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors