Form 10-Q
period 2011-06-30
ADVANT E CORP
filed 2011-08-15
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 15, 2011 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$2,359,624	2,343,816	4,660,044	4,537,637
Cost of revenue	976,919	921,566	1,894,811	1,855,550

Gross margin	1,382,705	1,422,250	2,765,233	2,682,087
Marketing, general and administrative expenses	787,593	815,838	1,587,050	1,674,941

Operating income	595,112	606,412	1,178,183	1,007,146
Other income, net	914	1,205	2,041	2,004

Income before income taxes	596,026	607,617	1,180,224	1,009,150
Income tax expense	203,566	207,777	402,677	345,034

Net income	$392,460	399,840	777,547	664,116

Earnings per share – basic and diluted	$.006	.006	.012	.010

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590	66,722,590	66,722,590

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$3,348,296	2,963,172
Accounts receivable, net	716,456	743,020
Prepaid software maintenance costs	203,481	174,013
Prepaid expenses and deposits	179,238	99,234
Deferred income taxes	187,522	153,643

Total current assets	4,634,993	4,133,082
Software development costs, net	320,346	308,832
Property and equipment, net	162,833	228,121
Goodwill	1,474,615	1,474,615
Other intangible assets, net	202,151	244,508

Total assets	$6,794,938	6,389,158

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$119,265	79,986
Dividend payable	667,226	—
Income taxes payable	8,561	33,619
Accrued salaries and other expenses	390,683	180,311
Deferred revenue	773,062	673,810

Total current liabilities	1,958,797	967,726
Deferred income taxes	216,095	244,481

Total liabilities	2,174,892	1,212,207

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	2,617,066	3,173,971

Total shareholders’ equity	4,620,046	5,176,951

Total liabilities and shareholders’ equity	$6,794,938	6,389,158

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$777,547	664,116
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	79,875	110,020
Amortization of software development costs	29,122	30,669
Amortization of other intangible assets	42,357	42,356
Loss on disposal of property and equipment	—	800
Deferred income taxes	(62,265)	(30,105)
Increase (decrease) in cash and cash equivalents arising from changes in assets and liabilities:
Accounts receivable	26,564	(161,290)
Prepaid software maintenance costs	(29,468)	(29,010)
Prepaid expenses and deposits	(80,004)	28,354
Prepaid income taxes	—	39,798
Accounts payable	39,279	7,396
Income taxes payable	(25,058)	50,341
Accrued salaries and other expenses	210,372	238,386
Deferred revenue	99,252	98,004

Net cash flows from operating activities	1,107,573	1,089,835

Cash flows from investing activities:
Purchases of property and equipment	(14,587)	(69,131)
Software development costs	(40,636)	(107,804)

Net cash flows from investing activities	(55,223)	(176,935)

Cash flows from financing activities:
Dividends paid	(667,226)	(667,226)

Net increase in cash and cash equivalents	385,124	245,674
Cash and cash equivalents, beginning of period	2,963,172	2,713,996

Cash and cash equivalents, end of period	$3,348,296	2,959,670

Supplemental disclosures of cash flow items:
Income taxes paid	$490,000	285,000
Non-cash transactions:
Declared dividends payable no later than December 31, 2011	667,226	—
Retirement of shares	—	28,192

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2011

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010, together with the accompanying consolidated condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2010 Form 10-K filed with the Securities and Exchange Commission.

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

Note 2: Software Development costs

Software development costs at June 30, 2011 and the changes during the six months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2011	$1,821,567	1,512,735	308,832
Additions	40,636	—	40,636
Amortization expense	—	29,122	(29,122)

Balance, June 30, 2011	$1,862,203	1,541,857	320,346

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI. No such costs were capitalized in the quarter ended June 30, 2011 as the majority of the enhancements related to this upgrade have been completed.

Note 3: Line of Credit

At June 30, 2011, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on April 25, 2012. Interest is payable monthly. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding as of June 30, 2011 and 2010 and during the six month periods then ended.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current expense	$245,445	214,501	464,942	375,139
Deferred benefit	(41,879)	(6,724)	(62,265)	(30,105)

Total income tax expense	$203,566	207,777	402,677	345,034

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

The following segment information is for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,025,443	346,700	(12,519)	2,359,624
Income before income taxes	557,730	59,474	(21,178)	596,026
Income tax expense (benefit)	190,547	20,221	(7,202)	203,566
Net income	367,183	39,253	(13,976)	392,460
Segment assets at June 30, 2011	3,337,492	1,794,320	1,663,126	6,794,938

	Three Months Ended June 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,893,311	450,505	—	2,343,816
Income before income taxes	494,074	134,720	(21,178)	607,616
Income tax expense (benefit)	169,152	45,827	(7,202)	207,777
Net income	324,922	88,894	(13,976)	399,840
Segment assets at June 30, 2010	2,949,262	1,641,267	1,823,773	6,414,302

The following segment information is for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,969,883	702,680	(12,519)	4,660,044
Income before income taxes	1,081,122	141,458	(42,356)	1,180,224
Income tax expense (benefit)	368,976	48,104	(14,403)	402,677
Net Income	712,146	93,354	(27,953)	777,547

	Six Months Ended June 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,794,692	742,945	—	4,537,637
Income before income taxes	909,430	142,076	(42,356)	1,009,150
Income tax expense (benefit)	311,109	48,328	(14,403)	345,034
Net Income	598,321	93,748	(27,953)	664,116

(a)	Reconciling items generally consist of the elimination of intersegment revenues of $12,519 for the sale of software in 2011, at cost, and goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in the three and six months ended June 30, 2011 and 2010.

Note 6: Dividend

On May 12, 2011 the Company’s Board of Directors declared a dividend of $0.02 per share payable in two equal installments of $.01 per share each. The first installment totaling $667,226 was paid on June 21, 2011. The Company reported as a current liability the second installment to be paid no later than December 31, 2011 totaling $667,226.

Note 7: Recently Issued Accounting Pronouncements

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 amends ASC Topic 305 requiring an entity that has recognized goodwill and has one or more reporting units whose carrying amount for the purposes of performing Step 1 of the impairment test is zero or negative to perform Step 2 of the goodwill impairment test. The changes to the ASC as a result of this update are effective for interim periods and fiscal years beginning after December 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated condensed financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 amends ASC Topic 820 to include increased transparency of valuation inputs and investment categorization and provide consistency in application of fair value under U.S. GAAP and IFRS. The changes to the ASC as a result of this update are effective for fiscal years and interim periods beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated condensed financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 amends ASC Topic 220 to allow an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or in two separate, but consecutive statements. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, but it does not change the components that are currently recognized in net income or comprehensive income under current guidance. The changes to the ASC as a result of this update are effective for fiscal years and interim periods beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated condensed financial statements.

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

Revenue from the sale of software and related products is recognized upon delivery of the software to the customer when title and risk of loss are transferred, and is accounted for under the provisions of ASC Topic 985-605, Software Industry Revenue Recognition. Revenue from the sale of software and related products is recorded at gross, and the related software purchases are included in cost of revenue. Customers have a 30-day period in which they can choose to accept or return the software. Historically, customer returns have not been significant. Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from professional services is recognized upon performance of those services.

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

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 7: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Results of Operations: Second Quarter of 2011 Compared to Second Quarter of 2010

Revenue

Revenue for the Company in the second quarter of 2011 increased 1% compared to the second quarter of 2010. Revenue for Edict Systems increased by 7% and revenue for Merkur Group decreased by 26%.

	Q2 2011		Q2 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,025,443	86	1,893,311	81	132,132	7
Merkur Group	334,181	14	450,505	19	(116,324)	(26)

Total revenue	$2,359,624	100	2,343,816	100	15,808	1

Edict Systems Revenue

Revenue in the second quarter of 2011 and 2010 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q2 2011		Q2 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,388,635	69	1,324,038	70	64,597	5
AutomotiveEC	168,690	8	155,461	8	13,229	9
Other Web EDI	47,160	2	49,931	3	(2,771)	(6)
EnterpriseEC	360,946	18	344,129	18	16,817	5
Other products and services	60,012	3	19,752	1	40,260	204

Total	$2,025,443	100	1,893,311	100	132,132	7

•	Revenue from GroceryEC and AutomotiveEC increased 5% and 9%, respectively, due to an increase in the volume of transactions processed.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 5% due to an increased volume of transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•	Other products and services increased by $40,260, or 204%, primarily due to increased web-based testing and certification fees resulting from the Company’s trading community ramping services.

The Company is continuing to focus its energy on increasing activity in currently supported industries and on developing additional business in other industries, primarily healthcare, consumer packaged goods and manufacturing.

Merkur Group Revenue

Revenue in the second quarter of 2011 and 2010 from the sale of software based products and services sold by Merkur Group is summarized below:

	Q2 2011		Q2 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$11,998	4	104,804	23	(92,806)	(89)
Hardware	26,727	8	40,376	9	(13,649)	(34)
Maintenance contracts	242,048	72	219,813	49	22,235	10
Professional services	43,300	13	78,355	17	(35,055)	(45)
Other	10,108	3	7,157	2	2,951	41

Total	$334,181	100	450,505	100	(116,324)	(26)

Revenue from the sale of software, hardware, and professional services, totaling $82,025 in Q2 2011, declined from $223,535 in Q2 2010, or by 63%, as customers continue to postpone software decisions due to the sluggish economy and the uncertainty of the general business and political climate. Recurring revenue from maintenance contracts, however, increased by 10%, to $242,048.

Net income

Net income for the second quarter of 2011 compared to the second quarter of 2010 is summarized below.

	Q2 2011	Q2 2010	Increase (Decrease)
			Amount	%
Edict Systems	$367,183	324,922	42,261	13
Merkur Group	39,253	88,894	(49,641)	(56)
Amortization of intangible assets, net of income tax effects	(13,976)	(13,976)	—	—

Total Net income	$392,460	399,840	(7,380)	(2)

•	The increase for Edict Systems was due to revenue growth partially offset by increased technical personnel related costs.

•	The decrease for Merkur Group was due to decreased revenue from the sale of software, hardware and professional services.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, decreased from 61% in the second quarter of 2010 to 59% in the second quarter of 2011. Gross margins for both Edict Systems and Merkur Group declined. The gross margin for Edict declined due to additional technical personnel related costs. The gross margin for Merkur declined due to the decrease in revenue from the sale of relatively high-margin professional services and due to fixed technical personnel related costs that were not absorbed as revenue declined.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $28,245, or 3%, in the second quarter of 2011 compared to the second quarter of 2010, due primarily to reduced personnel related expenses and certain sales and marketing expenses.

Results of Operations: Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenue

Revenue for the Company in the first six months of 2011 increased 3% compared to the first six months of 2010. Revenue for Edict Systems increased by 5% and revenue for Merkur Group decreased by 7%.

	Six months ended June 30, 2011		Six months ended June 30, 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$3,969,883	85	3,794,692	84	175,191	5
Merkur Group	690,161	15	742,945	16	(52,784)	(7)

Total revenue	$4,660,044	100	4,537,637	100	122,407	3

Edict Systems Revenue

Revenue in the first six months of 2011 and 2010 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems are summarized below:

	Six months ended June 30, 2011		Six months ended June 30, 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$2,734,830	69	2,636,074	69	98,756	4
AutomotiveEC	329,593	8	308,352	8	21,241	7
Other Web EDI	95,369	2	100,504	3	(5,135)	(5)
EnterpriseEC	720,128	19	678,071	18	42,057	6
Other products and services	89,963	2	71,691	2	18,272	25

Total	$3,969,883	100	3,794,692	100	175,191	5

•	Revenue from GroceryEC and AutomotiveEC increased 4% and 7%, respectively, due to an increase in the volume of transactions processed.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 6% in the first six months of 2011 compared to the first six months of 2010 due to increased volume of EDI transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

Merkur Group Revenue

Revenue in the first six months of 2011 and 2010 from the sale of software based products and services sold by Merkur Group is summarized below:

	Six months ended June 30, 2011		Six months ended June 30, 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$57,952	8	124,759	17	(66,807)	(54)
Hardware	51,707	7	61,248	8	(9,541)	(16)
Maintenance contracts	464,109	68	435,613	59	28,496	7
Professional services	98,200	14	108,470	15	(10,270)	(9)
Other	18,193	3	12,855	2	5,338	42

Total	$690,161	100	742,945	100	(52,784)	(7)

Revenue from the sale of software and related hardware and professional services, totaling $207,859 in the first six months of 2011, declined from $294,477 in the first six months of 2010, or by 29%, as customers continue to postpone software decisions due to the sluggish economy and the uncertainty of the general business and political climate. Recurring revenue from maintenance contracts, however, increased by 7% to $464,109 in the first six months of 2011.

Net Income

Net income for the first six months of 2011 compared to the first six months of 2010 is summarized below:

	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase (Decrease)
			Amount	%
Edict Systems	$712,146	598,321	113,825	19
Merkur Group	93,354	93,748	(394)	—
Amortization of intangible assets, net of income tax effects	(27,953)	(27,953)	—	—

Total Net Income	$777,547	664,116	113,431	17

•	The increase for Edict Systems was primarily due to revenue growth which was partially offset by increased technical personnel related expenses as Edict began to implement its new Web EDI version.

•	Net income for Merkur Group remained relatively unchanged due to reduced personnel related expenses that approximately offset decreased revenue.

Revenue from customers in foreign locations

Although the Company has no facilities or operations in foreign locations, the Company derived in the six months ended June 30, 2011 and 2010 less than 3% of its revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, remained constant at 59% in the first six months of both 2011 and 2010. The gross margin for Edict Systems was 63% for both periods as increased revenue was sufficient to offset increased technical personnel related expenses. The gross margin for Merkur Group declined from 44% to 41% due to reduced revenue from the sale of relatively high margin professional services and due to fixed technical personnel related expenses that were not absorbed as revenue declined.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $87,891, or 5%, in the first six months of 2011 compared to the first six months of 2010, due primarily to reductions of personnel related expenses and certain sales and marketing expenses.

Liquidity and Capital Resources

In the first six months of 2011, the Company generated net cash flows from operating activities of $1,107,573. The Company paid dividends of $667,226 and invested $55,223 in property and equipment for infrastructure improvements and software development costs for the new version of Web EDI.

Management believes that the Company will have sufficient financial resources to meet business requirements during the remainder of 2011, including payment of the dividend installment of $667,226 due to be paid before December 31, 2011 and reported as a current liability on the June 30, 2011 consolidated condensed balance sheet.

Changes in Consolidated Condensed Balance Sheet from December 31, 2010 to June 30, 2011

Some balance sheet changes that occurred from December 31, 2010 to June 30, 2011 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Prepaid expenses and deposits increased $80,004 primarily due to the timing of the deposit of the net amount of the July 1, 2011 payroll.

•	Accrued salaries and other expenses increased $210,372 due to the timing of payroll periods and accruals for unpaid but earned employee bonuses and vacation pay.

•

Deferred revenue increased by $99,252 due to sales of software maintenance contracts and sales of applications designed to meet specific customer specifications for services to be performed in future periods.

•	Total shareholders’ equity decreased $556,905 as a result of the declaration of a $.02 per share dividend on May 12, 2011 totaling $1,334,452 and net income for the six months of $777,547.

ITEM 4.	Controls and Procedures

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended June 30, 2011.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description	Method of Filing

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

101.INS*	XBRL Instance Document	Submitted electronically

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically

Exhibit Number	Description	Method of Filing

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically

(A)	Filed with Form 10-K filed as of March 30, 2010
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

August 15, 2011	By:	/s/ Jason K. Wadzinski

Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 15, 2011	By:	/s/ James E. Lesch

James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors