Form 10-Q
period 2011-09-30
ADVANT E CORP
filed 2011-11-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER: 0-30983

ADVANT-E CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0339012
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2434 Esquire Dr.

Beavercreek, Ohio 45431

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2011 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$2,447,674	2,380,510	7,107,718	6,918,147
Cost of revenue	955,698	913,522	2,850,509	2,769,072

Gross margin	1,491,976	1,466,988	4,257,209	4,149,075
Marketing, general and administrative expenses	802,075	803,341	2,389,125	2,478,280

Operating income	689,901	663,647	1,868,084	1,670,795
Other income (expense), net	892	(2,964)	2,933	(959)

Income before income taxes	690,793	660,683	1,871,017	1,669,836
Income tax expense	235,251	226,452	637,928	571,486

Net income	$455,542	434,231	1,233,089	1,098,350

Earnings per share – basic and diluted	$.007	.006	.018	.016

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590	66,722,590	66,722,590

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$3,953,427	2,963,172
Accounts receivable, net	752,404	743,020
Prepaid software maintenance costs	208,554	174,013
Prepaid expenses and deposits	69,267	99,234
Deferred income taxes	210,818	153,643

Total current assets	5,194,470	4,133,082
Software development costs, net	291,224	308,832
Property and equipment, net	147,952	228,121
Goodwill	1,474,615	1,474,615
Other intangible assets, net	180,973	244,508

Total assets	$7,289,234	6,389,158

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$157,181	79,986
Dividends payable	667,226	—
Income taxes payable	33,396	33,619
Accrued salaries and other expenses	340,706	180,311
Deferred revenue	810,330	673,810

Total current liabilities	2,008,839	967,726
Deferred income taxes	204,807	244,481

Total liabilities	2,213,646	1,212,207

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	3,072,608	3,173,971

Total shareholders’ equity	5,075,588	5,176,951

Total liabilities and shareholders’ equity	$7,289,234	6,389,158

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,233,089	1,098,350
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	114,861	158,995
Amortization of software development costs	58,244	30,669
Amortization of other intangible assets	63,534	63,534
Loss on disposal of property and equipment	—	4,688
Deferred income taxes	(96,849)	(39,253)
Increase (decrease) in cash and cash equivalents arising from changes in assets and liabilities:
Accounts receivable	(9,384)	(112,854)
Prepaid software maintenance costs	(34,541)	(31,734)
Prepaid expenses and deposits	29,967	19,341
Prepaid income taxes	—	39,798
Accounts payable	77,195	(11,701)
Income taxes payable	(223)	35,901
Accrued salaries and other expenses	160,395	175,913
Deferred revenue	136,520	125,393

Net cash flows from operating activities	1,732,808	1,557,040

Cash flows from investing activities:
Purchases of property and equipment	(34,691)	(101,832)
Software development costs	(40,636)	(148,650)

Net cash flows from investing activities	(75,327)	(250,482)

Cash flows from financing activities:
Dividends paid	(667,226)	(667,226)

Net increase in cash and cash equivalents	990,255	639,332
Cash and cash equivalents, beginning of period	2,963,172	2,713,996

Cash and cash equivalents, end of period	$3,953,427	3,353,328

Supplemental disclosures of cash flow items:
Income taxes paid	$735,000	535,000
Non-cash transactions:
Declared dividends payable no later than December 31, 2011	667,226	—
Retirement of shares	—	28,192

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2011

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010, together with the accompanying consolidated condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2010 Form 10-K filed with the Securities and Exchange Commission.

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

Note 2: Software Development costs

Software development costs at September 30, 2011 and the changes during the nine months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2011	$1,821,567	1,512,735	308,832
Additions	40,636	—	40,636
Amortization expense	—	58,244	(58,244)

Balance, September 30, 2011	$1,862,203	1,570,979	291,224

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI. No such costs were capitalized subsequent to the quarter ended March 31, 2011 as the majority of the enhancements related to this upgrade have been completed.

Note 3: Line of Credit

At September 30, 2011, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on April 25, 2012. Interest is payable monthly. The line of credit is guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding as of September 30, 2011 and 2010 and during the nine month periods then ended.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current expense	$269,835	235,600	734,777	610,739
Deferred benefit	(34,584)	(9,148)	(96,849)	(39,253)

Total income tax expense	$235,251	226,452	637,928	571,486

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

The following segment information is for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,122,076	325,598	—	2,447,674
Income before income taxes	651,650	60,321	(21,178)	690,793
Income tax expense (benefit)	221,943	20,509	(7,201)	235,251
Net income	429,707	39,812	(13,977)	455,542
Segment assets at September 30, 2011	3,744,121	1,890,628	1,654,485	7,289,234

	Three Months Ended September 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,000,599	379,911	—	2,380,510
Income before income taxes	587,797	94,064	(21,178)	660,683
Income tax expense (benefit)	201,633	32,020	(7,201)	226,452
Net income	386,164	62,044	(13,977)	434,231
Segment assets at September 30, 2010	3,234,496	1,740,775	1,802,181	6,777,452

The following segment information is for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,091,959	1,028,278	(12,519)	7,107,718
Income before income taxes	1,732,772	201,779	(63,534)	1,871,017
Income tax expense (benefit)	590,919	68,613	(21,604)	637,928
Net Income	1,141,853	133,166	(41,930)	1,233,089

	Nine Months Ended September 30, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$5,795,291	1,122,856	—	6,918,147
Income before income taxes	1,497,229	236,141	(63,534)	1,669,836
Income tax expense (benefit)	512,742	80,348	(21,604)	571,486
Net Income	984,487	155,793	(41,930)	1,098,350

(a)	Reconciling items generally consist of the elimination of intersegment revenues of $12,519 for the sale of software in 2011, at cost, and goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in the three and nine months ended September 30, 2011 and 2010.

Note 6: Dividend

On May 12, 2011 the Company’s Board of Directors declared a dividend of $0.02 per share payable in two equal installments of $.01 per share each. The first installment totaling $667,226 was paid in June 2011. The Company reported as a current liability the second installment totaling $667,226 to be paid no later than December 31, 2011.

Note 7: Subsequent Event—Building Lease and Related Party

Effective on November 1, 2011 the Company moved its corporate office and principal place of business to a building owned by an entity that is wholly-owned by the Company’s CEO and majority shareholder. The Company is in the process of negotiating the terms of a lease agreement for the building. The Company is the sole tenant of the 19,000 square feet building, and anticipates leasing the space for $10 per square foot, or $190,000 per year, plus paying all building expenses including interior and exterior maintenance, structural repairs, taxes, insurance, utilities and all other related expenses. The Company anticipates that the lease will expire on October 31, 2018.

The Company is entering into this lease due to its need for the following: additional 7,000 square feet of space to provide sufficient space for all employees to work in one building, sufficient space to provide ample parking for all employees and visitors, sufficient space to allow for expansion, improved offices and working conditions for employees, better location, increased fire protection, improved infrastructure, and increases in employee efficiency and customer service levels.

Note 8: Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This standard was issued to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles-Goodwill and Other. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated condensed financial statements.

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

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 8: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Results of Operations: Third Quarter of 2011 Compared to Third Quarter of 2010

Revenue

Revenue for the Company in the third quarter of 2011 increased 3% compared to the third quarter of 2010. Revenue for Edict Systems increased by 6% and revenue for Merkur Group decreased by 14%.

	Q3 2011		Q3 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,122,076	87	2,000,599	84	121,477	6
Merkur Group	325,598	13	379,911	16	(54,313)	(14)

Revenue	$2,447,674	100	2,380,510	100	67,164	3

Edict Systems Revenue

Revenue in the third quarter of 2011 and 2010 from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Q3 2011		Q3 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,432,064	68	1,369,842	69	62,222	5
AutomotiveEC	173,893	8	156,705	8	17,188	11
Other Web EDI	46,241	2	48,163	2	(1,922)	(4)
EnterpriseEC	372,431	17	378,928	19	(6,497)	(2)
Other products and services	97,447	5	46,961	2	50,486	108

Total	$2,122,076	100	2,000,599	100	121,477	6

•	Revenue from GroceryEC and AutomotiveEC increased 5% and 11%, respectively, due to an increase in the volume of transactions processed.

•

Revenue from EnterpriseEC, the Company’s value added network (VAN), decreased slightly primarily due to decreased VAN services revenue from small customers that was partially offset by increased volume of transactions processed for large grocery companies. Significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•

Revenue from other products and services increased by $50,486, or 108%, primarily due to increased web-based testing and certification fees resulting from the Company’s trading community ramping services in the grocery industry.

The Company is continuing to focus on increasing activity in currently supported industries and on developing additional business in other industries, primarily healthcare, but also in consumer packaged goods and manufacturing.

Merkur Group Revenue

Revenue in the third of 2011 and 2010 from the sale of software based products and services sold by Merkur Group is summarized below:

	Q3 2011		Q3 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$39,179	12	50,288	13	(11,109)	(22)
Hardware	6,582	2	20,485	5	(13,903)	(68)
Maintenance contracts	225,946	69	221,509	59	4,437	2
Professional services	41,570	13	81,010	21	(39,440)	(49)
Other	12,321	4	6,619	2	5,702	86

Total	$325,598	100	379,911	100	(54,313)	(14)

Revenue from the sale of software, hardware, and professional services, totaling $87,331 in Q3 2011, declined from $151,783 in Q3 2010, or by 42%, as customers continued to postpone software decisions due to the sluggish economy and the uncertainty of the general business and political climate.

Net income

Net income for the third quarter of 2011 compared to the third quarter of 2010 is summarized below.

	Q3 2011	Q3 2010	Increase (Decrease)
			Amount	%
Edict Systems	$429,707	386,164	43,543	11
Merkur Group	39,812	62,044	(22,232)	(36)
Amortization of intangible assets, net of income tax effects	(13,977)	(13,977)	—	—

Net income	$455,542	434,231	21,311	5

•	The increase for Edict Systems was due to revenue growth partially offset by increased technical personnel related costs.

•	The decrease for Merkur Group was due to decreased revenue from the sale of software, hardware and professional services.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, decreased from 62% in the third quarter of 2010 to 61% in the third quarter of 2011 due primarily to the decrease in Merkur Group revenue from the sale of software, hardware, and professional services and due to related Merkur Group fixed technical personnel costs that were not absorbed as revenue declined.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by less than 1% in the third quarter of 2011 compared to the third quarter of 2010 as the Company continued to control expenses in an uncertain economic environment.

Results of Operations: Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenue

Revenue for the Company in the first nine months of 2011 increased 3% compared to the first nine months of 2010. Revenue for Edict Systems increased by 5% and revenue for Merkur Group decreased by 10%.

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$6,091,959	85	5,795,291	84	296,668	5
Merkur Group	1,015,759	15	1,122,856	16	(107,097)	(10)

Revenue	$7,107,718	100	6,918,147	100	189,571	3

Edict Systems Revenue

Revenue in the first nine months of 2011 and 2010 from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems is summarized below:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$4,166,892	69	4,005,918	69	160,974	4
AutomotiveEC	503,487	8	465,058	8	38,429	8
Other Web EDI	141,610	2	148,665	3	(7,055)	(5)
EnterpriseEC	1,092,560	18	1,056,998	18	35,562	3
Other products and services	187,410	3	118,652	2	68,758	58

Total	$6,091,959	100	5,795,291	100	296,668	5

•	Revenue from GroceryEC and AutomotiveEC increased 4% and 8%, respectively, due to an increase in the volume of transactions processed.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 3% in the first nine months of 2011 compared to the first nine months of 2010 due to increased volume of EDI transactions processed for large grocery companies. However, significant pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•

Revenue from other products and services increased by $68,758, or 58%, primarily due to increased web-based testing and certification fees resulting from the Company’s trading community ramping services, primarily in the grocery industry.

Merkur Group Revenue

Revenue in the first nine months of 2011 and 2010 from the sale of software based products and services sold by Merkur Group is summarized below:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$97,131	9	175,047	16	(77,916)	(45)
Hardware	58,289	6	81,733	7	(23,444)	(29)
Maintenance contracts	690,055	68	657,121	59	32,934	5
Professional services	139,770	14	189,480	16	(49,710)	(26)
Other	30,514	3	19,475	2	11,039	57

Total	$1,015,759	100	1,122,856	100	(107,097)	(10)

Revenue from the sale of software and related hardware and professional services, totaling $295,190 in the first nine months of 2011, declined from $446,260 in the first nine months of 2010, or by 34%, as customers continued to postpone software decisions due to the sluggish economy and the uncertainty of the general business and political climate. Recurring revenue from maintenance contracts, however, increased by 5% to $690,055 in the first nine months of 2011.

Net Income

Net income for the first nine months of 2011 compared to the first nine months of 2010 is summarized below:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase (Decrease)
			Amount	%
Edict Systems	$1,141,853	984,487	157,366	16
Merkur Group	133,166	155,793	(22,627)	(14)
Amortization of intangible assets, net of income tax effects	(41,930)	(41,930)	—	—

Net Income	$1,233,089	1,098,350	134,739	12

•	The increase for Edict Systems was primarily due to revenue growth which was partially offset by increased technical personnel related expenses as Edict continued to implement its new Web EDI version.

•	Net income for Merkur Group declined primarily due to decreased revenue partially offset by reduced personnel related expenses.

Revenue from customers in foreign locations

Although the Company has no facilities or operations in foreign locations, the Company derived in the nine months ended September 30, 2011 and 2010 less than 3% of its revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was approximately 60% in the first nine months of both 2011 and 2010. The gross margin for Edict Systems was 64% for both periods as increased revenue was sufficient to offset increased technical personnel related expenses. The gross margin for Merkur Group declined from 45% to 42% due to reduced revenue from the sale software, hardware, and professional services and due to fixed technical personnel related expenses that were not absorbed as revenue declined.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $89,155, or 4%, in the first nine months of 2011 compared to the first nine months of 2010, due primarily to reduced personnel related expenses.

Liquidity and Capital Resources

In the first nine months of 2011, the Company generated net cash flows from operating activities of $1,732,808. The Company paid dividends of $667,226 and invested $75,327 in property and equipment for infrastructure improvements and software development costs for the new version of Web EDI.

Management believes that the Company will have sufficient financial resources to meet business requirements during the remainder of 2011, including payment of the dividend installment of $667,226 due to be paid before December 31, 2011. The dividend installment is reported as a current liability on the September 30, 2011 consolidated condensed balance sheet.

Changes in Consolidated Condensed Balance Sheet from December 31, 2010 to September 30, 2011

Some balance sheet changes that occurred from December 31, 2010 to September 30, 2011 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Accounts payable increased $77,195 due to the costs associated with the software maintenance billings, which were ratably higher in the third quarter of 2011 than in the fourth quarter of 2010.

•	Accrued salaries and other expenses increased $160,395 due to the timing of payroll periods and accruals for unpaid but earned employee bonuses and vacation pay.

•

Deferred revenue increased by $136,520 due to sales of software maintenance contracts and sales of applications designed to meet specific customer specifications for services to be performed in future periods. Prepaid software maintenance costs associated with the sale of software maintenance contracts increased ratably by $34,541.

•

Total shareholders’ equity decreased $101,363 as a result of the declaration of a $.02 per share dividend on May 12, 2011 totaling $1,334,452, partially offset by net income for the nine months of $1,233,089.

Building Lease and Related Party

Effective on November 1, 2011 the Company moved its corporate office and principal place of business to a building owned by an entity that is wholly-owned by the Company’s CEO and majority shareholder. The Company is in the process of negotiating the terms of a lease agreement for the building. The Company is the sole tenant of the 19,000 square feet building, and anticipates leasing the space for $10 per square foot, or $190,000 per year, plus paying all building expenses including interior and exterior maintenance, structural repairs, taxes, insurance, utilities and all other related expenses. The Company anticipates that the lease will expire on October 31, 2018 and that the lease payment terms will be at or below market rates for comparable office space in the Beavercreek, Ohio area.

The Company is entering into this lease due to its need for the following: additional 7,000 square feet of space to provide sufficient space for all employees to work in one building, sufficient space to provide ample parking for all employees and visitors, sufficient space to allow for expansion, improved offices and working conditions for employees, better location, increased fire protection, improved infrastructure, and increases in employee efficiency and customer service levels.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended September 30, 2011.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description	Method of Filing

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

101.INS*	XBRL Instance Document	Submitted electronically

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically

(A)	Filed with Form 10-K filed as of March 30, 2010
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

November 14, 2011	By:	/s/ Jason K. Wadzinski

Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 14, 2011	By:	/s/ James E. Lesch

James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors