Form 10-K
period 2011-12-31
ADVANT E CORP
filed 2012-03-27
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-30983

ADVANT-E CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0339012
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2434 Esquire Dr., Beavercreek, Ohio	45431
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the closing price of the common stock as reported by Over the Counter Bulletin Board on such date, was $7,353,552.

The number of shares of outstanding common stock of the issuer as of March 27, 2012 was 66,722,590.

PART I

Item 1.	Business

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

Intellectual and Proprietary Rights

The Company regards portions of its internally developed software and other designs, including its web site designs, as proprietary and attempts to protect them by all available means including trade secret laws, employee and third-party nondisclosure agreements, and built-in software protections.

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

The Company owns United States trademark rights to “Merkur”. Other trademarks may be acquired by the Company if and when management determines that it is in the best interest of the Company to do so.

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

Merkur Group, Inc. buys its software for resale almost exclusively from a single supplier. The Company has a contract with that supplier that is renewable annually unless cancelled by either party. While this software is somewhat unique, similar software that includes substantially the same capabilities is available from other sources at competitive prices. The loss of the current source of supply, however, could result in disruption to the business and could have an adverse impact on the Company’s revenue and net income.

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that challenges and rewards employees and encourages development of their careers, professionalism, and entrepreneurship. As of March 27, 2012, the Company had a total of sixty-eight (68) full-time employees. Forty-seven (47) employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, twelve (12) employees are marketing and sales personnel and nine (9) are involved in administration and finance.

Research and Development

Expenditures for research and development were nominal in 2011 and 2010.

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

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-K and quarterly Form 10-Q, and other information with the Securities and Exchange Commission (“Commission”). In addition, we will, upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information. We will provide without charge to each person who receives a copy of this Form 10-K, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-K (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2434 Esquire Dr., Beavercreek, OH 45431, telephone 937-429-4288.

For further information with respect to the Company, reference is made to all other reports and information that we have filed with the Commission, which may be inspected and copied at the public reference facilities of the Commission in Washington D.C. Copies of such material can be obtained from the Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Further information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Visitors to the site may access such information by searching the EDGAR database. Our Internet addresses (web sites) are www.advant-e.com, www.edictsystems.com, and www.merkur.com.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.	Properties.

Effective November 1, 2011, Edict Systems, Inc. leases a 19,000 square foot building located in Beavercreek, Ohio that serves as the corporate office and principal place of business of the Registrant and both its subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. Payments are $12 per square foot, or $228,000 per year, plus all building expenses including interior and exterior maintenance, structural repairs, taxes, insurance, utilities and all other related expenses. The lease expires on October 31, 2016 and has no renewal options.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “ADVC”) on the OTC Bulletin Board. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions:

	Dividends	High	Low
2011
Quarter ended:
March 31, 2011	$.000	0.250	0.200
June 30, 2011	.020	0.280	0.200
September 30, 2011	.000	0.300	0.200
December 31, 2011	.000	0.250	0.030
2010
Quarter ended:
March 31, 2010	.000	0.270	0.160
June 30, 2010	.000	0.220	0.150
September 30, 2010	.000	0.220	0.160
December 31, 2010	.000	0.240	0.160

As of March 27, 2012 the Company had approximately 290 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

On May 12, 2011, the Company’s Board of Directors declared a special dividend of $0.02 per share, totaling $1,334,452, paid in two equal installments of $667,226, or $.01 per share, on June 21, 2011 and December 19, 2011.

The 2011 and other prior dividend declarations, however, are not meant to indicate that the Company will necessarily declare and pay a dividend in 2012 and beyond on a regular basis. Any dividend payments are at the discretion of the Board of Directors. Dividend payments depend on various facts and circumstances including, but not limited to, the Company’s earnings and financial position, general economic conditions, opportunities for the Company’s development and expansion, and other pertinent factors

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

2011 Results Compared to 2010

Executive Summary

•	Revenue for 2011 of $9,588,535 increased by $285,924, or 3%, compared to 2010 due primarily to increased revenue in GroceryEC for Edict Systems.

•	Net income for 2011 of $1,711,380 increased by $126,041, or 8%, due primarily to increased revenue from grocery and automotive customers.

•	The Company generated net cash flows from operating activities of $1,961,435 in 2011, compared to $1,896,713 in 2010, primarily on the strength of net income in both years.

•

On May 12, 2011 the Company’s Board of Directors declared a special dividend of $.02 per share, totaling $1,334,452, paid in two equal installments of $667,226, or $.01 per share, on June 21, 2011and December 19, 2011.

Revenue

Revenue for the Company in 2011 increased by 3% compared to 2010. Revenue for Edict Systems increased by 6% and revenue for Merkur Group decreased by 12%.

	2011		2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$8,244,583	86	7,768,896	84	475,687	6
Merkur Group	1,343,952	14	1,533,715	16	(189,763)	(12)

Revenue	$9,588,535	100	9,302,611	100	285,924	3

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in 2011 and 2010 is summarized below:

	2011		2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$5,597,272	68	5,359,002	69	238,270	4
AutomotiveEC	705,569	9	626,423	8	79,146	13
Other Web EDI	183,002	2	198,491	3	(15,489)	(8)
EnterpriseEC	1,520,365	18	1,422,464	18	97,901	7
Other products and services	238,375	3	162,516	2	75,859	47

Total	$8,244,583	100	7,768,896	100	475,687	6

•	Revenue from GroceryEC and Automotive EC increased by 4% and 13%, respectively, due to an increase in the volume of transactions processed.

•

Revenue from EnterpriseEC, the Company’s value added network (VAN), increased by 7% compared to 2010 due to increased volume of EDI transactions processed for large grocery companies. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•	Revenue from other products and services increased by $75,859, or 47%, primarily due to increased web-based testing and certification fees from suppliers of large grocery companies.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in 2011 and 2010 is summarized below:

	2011		2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$119,570	9	215,785	14	(96,215)	(45)
Hardware	61,701	5	137,983	9	(76,282)	(55)
Maintenance contracts	936,269	70	890,281	58	45,988	5
Professional services	177,570	13	262,080	17	(84,510)	(32)
On-demand solutions	34,022	2	15,535	1	18,487	119
Other	14,820	1	12,051	1	2,769	23

Total	$1,343,952	100	1,533,715	100	(189,763)	(12)

Revenue from software, hardware, and professional services, totaling $358,841 in 2011, declined $257,007, or 42%, compared to 2010 as customers continued to postpone software decisions due to the sluggish economy and general business uncertainty. Revenue from Merkur’s on-demand (pay-as-you-use) solutions, introduced in 2009, however, grew from $15,535 in 2010 to $34,022 in 2011. Recurring revenue from maintenance contracts grew by 5% to $936,269 in 2011.

Revenue from customers in foreign locations

Although the Company has no facilities or operations in foreign locations, the Company derived in 2011 and 2010 less than 3% of revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico.

Net Income

Net income for 2011 compared to 2010 is summarized below:

			Increase (Decrease)
	2011	2010	Amount	%
Edict Systems	$1,596,895	1,413,875	183,020	13
Merkur Group	170,392	227,371	(56,979)	(25)
Amortization of intangible assets, net of income tax effects	(55,907)	(55,907)	—

Net Income	$1,711,380	1,585,339	126,041	8

•

The increase for Edict Systems was primarily due to revenue growth from grocery and automotive customers, which was partially offset by increased technical personnel-related expenses as Edict continued to implement its new Web EDI version, and increased rental and moving expenses pertaining to the Company’s new administrative and corporate office.

•	Net income for Merkur Group declined due to decreased revenue and office closing expenses, which were partially offset by reductions in personnel related expenses.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was 61% in 2011 and 2010. The gross margin for Edict Systems was 64% for both years as revenue increased sufficiently to offset increased technical personnel-related and other technical expenses. The gross margin for Merkur Group declined from 45% to 42% due to reduced revenue from the sale of software, hardware, and professional services that did not cover fixed technical personnel related expenses.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased by $21,289, or 1%, in 2011 compared to 2010, due to reduced personnel related expenses, which were partially offset by increased rent and the incurrence of moving expenses associated with the move to a new corporate office.

On November 1, 2011 the Company moved into a 19,000 square foot building in Beavercreek, Ohio, which serves as its corporate and administrative offices. This move was dictated by the need to provide sufficient space for all employees to work in one building, ample parking for all employees and visitors, capacity for expansion, improved offices and working conditions for employees, better location, increased fire protection, and improved infrastructure. Management expects these enhancements will result in improved employee efficiency, communication, morale and improved customer service levels. Concurrently, Merkur Group, Inc. closed its office in West Chester, Ohio, enabled its employees to work remotely from their home offices, and consolidated its administrative offices with the new office building in Beavercreek, Ohio. Management expects no loss in operational efficiency as all Merkur employees have suitable home offices and adequate workspace when needed at the Beavercreek office.

The lease for the new office building requires payments on an annual basis of $12 per square foot, or $228,000 per year, plus payments for all building expenses including interior and exterior maintenance, structural repairs, taxes, insurance, utilities, and all other related expenses, estimated at $6.84 per square feet, or $130,000 per year, for a total of $18.84 per square foot, or $358,000 per year. This represents an increase of $253,000 on an annual basis compared to rental expenses in the previous year for Edict. Offsetting this increase, however, is a reduction of Merkur’s rental-related expenses and other operating expenses of approximately $111,000 beginning in 2012. On a consolidated basis, therefore, rental-related expenses are estimated to increase by the net amount of $142,000.

The lease for the former Merkur office expires on March 31, 2012, and the cost to close the Merkur Group office and to consolidate into the new office includes $22,410 for the remaining rental obligation and related expenses that were charged to expense in 2011 but which will not be paid until 2012.

As a result of the above, lease expense, including payments for taxes, insurance, maintenance and other operating expenses, increased from $224,457 in 2011 from $183,126 in 2010, an increase of $41,331.

Pre-tax profitability

The Company strives to achieve a minimum 20% pre-tax profitability (income before income taxes as a percent of revenue) for its operating segments. Although Edict Systems performed to that desired level in both years (29% in 2011 and 28% in 2010), Merkur Group fell short in 2011 (19% compared to 22% in 2010), due to decreased revenue that could not cover fixed expenses.

Liquidity and Capital Resources

In 2011, the Company generated net cash flows from operating activities of $1,961,435 compared to $1,896,713 in 2010. The cash flows from operating activities in both years were due largely to net income adjusted for non-cash expenses. The Company paid dividends of $1,334,452 and invested $130,753 for infrastructure improvements and software development costs for the new version of Web EDI.

Management believes that the Company will have sufficient financial resources to meet business requirements for the next 12 months and to fund growth and other business and financial initiatives. The Company has available an unused line of credit in the amount of $1.5 million. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on April 25, 2012, when it is expected to be renewed. The line of credit is guaranteed by the Company’s Chief Executive Officer and majority shareholder.

Changes in Consolidated Balance Sheet from December 31, 2010 to December 31, 2011

Some balance sheet changes that occurred in 2011 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are described below:

•	Accounts receivable increased $41,219 due primarily to increased billings in the fourth quarter of 2011 compared to 2010 for the development of applications designed to meet customer specifications.

•	Accounts payable increased $32,416 due to the timing of payments within terms.

•	Other intangible assets decreased $84,712 due to the amortization of the costs associated with the purchase of Merkur Group.

•	Deferred revenue increased $75,018 due to increased deferral of revenue resulting from customer payments for the development of applications designed to meet customer specifications.

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2011:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$579,459	317,357	262,102

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

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2011 compared to the fourth quarter of 2010 are as follows:

	Fourth Quarter 2011	Fourth Quarter 2010
Revenue	$2,480,817	2,384,464
Cost of revenue	928,376	891,613

Gross margin	1,552,441	1,492,851
Marketing, general and administrative expenses	826,923	759,057

Operating income	725,518	733,794
Other income (expense), net	(403)	2,541

Income before income taxes	725,115	736,335
Income tax expense	246,824	249,346

Net income	$478,291	486,989

Earnings per share – basic and diluted	$0.008	0.008

Note: Earnings per share on a quarterly basis in 2011 do not add to earnings per share for the year due to rounding.

Revenue

Revenue for the Company in the fourth quarter of 2011 increased 4% compared to the fourth quarter of 2010. Revenue for Edict Systems increased 9% and revenue for Merkur Group decreased by 20%.

	Q4 2011		Q4 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,152,624	87	1,973,605	87	179,019	9
Merkur Group	328,193	13	410,859	13	(82,666)	(20)

Revenue	$2,480,817	100	2,384,464	100	96,353	4

Edict Systems Revenue

Revenue from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the fourth quarter of 2011 and 2010 is summarized below:

	Q4 2011		Q4 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,430,380	67	1,353,084	68	77,296	6
AutomotiveEC	202,082	9	161,365	8	40,717	25
Other Web EDI	41,392	2	49,826	3	(8,434)	(17)
EnterpriseEC	427,805	20	365,466	19	62,339	17
Other products and services	50,965	2	43,864	2	7,101	16

Total	$2,152,624	100	1,973,605	100	179,019	9

•	Revenue from GroceryEC and AutomotiveEC increased 6% and 25%, respectively, compared to the fourth quarter of 2010 due to an increase in the volume of transactions processed.

•	Revenue from EnterpriseEC increased in the fourth quarter of 2011 due to an increased volume of transactions processed for large grocery companies.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in the fourth quarter of 2011 and 2010 is summarized below:

	Q4 2011		Q4 2010		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$22,439	7	40,738	10	(18,299)	(45)
Hardware	3,412	1	56,250	13	(52,838)	(94)
Maintenance contracts	246,214	75	233,160	57	13,054	6
Professional services	37,800	12	72,600	18	(34,800)	(48)
Other	18,328	5	8,111	2	10,217	126

Total	$328,193	100	410,859	100	(82,666)	(20)

Revenue from software, hardware, and professional services, totaling $63,651in the fourth quarter of 2011, declined $105,937, or 62%, compared to the fourth quarter of 2010 as customers continued to postpone software decisions due to the sluggish economy and business uncertainty. Recurring revenue from maintenance contracts grew by 6% to $246,214 in the fourth quarter of 2011.

Revenue from customers in foreign locations

The Company derived approximately 3.5% of revenue in the fourth quarter of 2011 and 2.7% of revenue in the fourth quarter of 2010 from customers located in areas outside the United States.

Net Income

Net income for the fourth quarter of 2011 compared to the fourth quarter in 2010 is summarized below:

			Increase (Decrease)
	Q4 2011	Q4 2010	Amount	%
Edict Systems	$455,042	429,388	25,654	6
Merkur Group	37,226	71,578	(34,352)	(48)
Amortization of intangible assets, net of income tax effects	(13,977)	(13,977)	—	—

Net Income	$478,291	486,989	(8,698)	(2)

•

The increase for Edict Systems was due to the revenue growth described above, which was partially offset by increased technical personnel related costs and increased marketing, general and administrative increases.

•	The decrease for Merkur Group was due primarily to the revenue decrease described above.

Gross Margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was 63% in the fourth quarter of 2011 and 2010. Increased revenue was sufficient to partially offset increased technical personnel related costs and to maintain margins.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $67,866, or 9%, in the fourth quarter of 2011 compared to the fourth quarter of 2010 due primarily to increased rent, the incurrence of moving expenses related to the move to the Company’s new headquarters, and estimated costs of $22,410 for the closure of the Merkur Group office in West Chester, Ohio.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenues when, in addition to other criteria, delivery has occurred or services have been rendered.

Revenue from Internet-based products and services are comprised of four components—account activation and trading partner set-up fees, monthly subscription fees, usage-based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

Revenue earned from account activation and trading partner set-up fees are recognized after the Company performs consultative work required in order to establish an electronic trading partnership between the customer and their desired trading partners. Trading partnerships, once established, require no ongoing effort on the part of the Company and customers are able to utilize the electronic trading partnerships either directly with their customers or via a service provider other than the Company.

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

Revenue from the sale of software and related products contains multiple element arrangements, and is recognized in accordance with the provisions of ASC Topic 985-605, Software Industry Revenue Recognition. The multiple elements include the sale of software, hardware, professional services and software maintenance contracts. The relative selling price of each element is based on vendor-specific objective evidence, and the elements in the arrangements qualify as separate units of accounting. Revenue from the sale of software and hardware is recognized when title and risk of loss are transferred, which generally occurs upon delivery. Revenue from the sale of professional services is recognized when the services are completed, which is generally soon after the delivery of the software and hardware. Even though customers have a 30-day period in which they can return the software, historically returns have not been significant. Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from the sale of software and related products are record at gross, and any related purchases are included in cost of revenue.

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

Goodwill and Other Intangible Assets

Management assesses goodwill for impairment on an annual basis at year-end, and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of the reporting unit below its carrying value. Significant management judgment is required in assessing the impairment of goodwill, including the assignment of assets and liabilities and determination of fair value. Management uses the discounted cash flow method, which requires significant judgments and assumptions for estimates of future cash flows, growth rate, and useful life of the cash flows, and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any. Management completed the required annual impairment test and determined that goodwill was not impaired at December 31, 2011.

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

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation

Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

March 27, 2012

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,459,402	2,963,172
Accounts receivable, net	784,239	743,020
Prepaid software maintenance costs	190,429	174,013
Prepaid expenses and deposits	107,871	99,234
Prepaid income taxes	1,910	—
Deferred income taxes	207,336	153,643

Total current assets	4,751,187	4,133,082
Software development costs, net	262,102	308,832
Property and equipment, net	171,199	228,121
Goodwill	1,474,615	1,474,615
Other intangible assets, net	159,796	244,508

Total assets	$6,818,899	6,389,158

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$112,402	79,986
Income taxes payable	—	33,619
Accrued salaries and other expenses	205,334	180,311
Deferred revenue	748,828	673,810

Total current liabilities	1,066,564	967,726
Deferred income taxes	198,456	244,481

Total liabilities	1,265,020	1,212,207

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	3,550,899	3,173,971

Total shareholders’ equity	5,553,879	5,176,951

Total liabilities and shareholders’ equity	$6,818,899	6,389,158

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2011 and 2010

	2011	2010
Revenue	$9,588,535	9,302,611
Cost of revenue	3,778,885	3,660,685

Gross margin	5,809,650	5,641,926
Marketing, general and administrative expenses	3,216,048	3,237,337

Operating income	2,593,602	2,404,589
Other income, net	2,530	1,582

Income before income taxes	2,596,132	2,406,171
Income tax expense	884,752	820,832

Net income	$1,711,380	1,585,339

Earnings per share – basic and diluted	$0.026	0.024

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011 and 2010

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance January 1, 2010	$66,951	1,964,221	1,588,632	(28,192)	3,591,612
Net income			1,585,339		1,585,339
Retirement of shares	(228)	(27,964)		28,192	—

Balance December 31, 2010	66,723	1,936,257	3,173,971	—	5,176,951
Net income			1,711,380		1,711,380
Dividends ($0.02 per share)			(1,334,452)		(1,334,452)

Balance December 31, 2011	$66,723	1,936,257	3,550,899	—	5,553,879

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011and 2010

	2011	2010
Cash flows from operating activities:
Net income	$1,711,380	1,585,339
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	146,036	203,552
Amortization of software development costs	87,366	30,669
Amortization of other intangible assets	84,712	84,712
Loss on disposal of assets	1,003	4,688
Deferred income taxes	(99,718)	(31,042)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(41,219)	(108,965)
Prepaid software maintenance costs	(16,416)	(11,506)
Prepaid expenses and deposits	(8,637)	(23,715)
Prepaid income taxes	(1,910)	39,798
Accounts payable	32,416	(35,560)
Income taxes payable	(33,619)	33,619
Accrued salaries and other expenses	25,023	33,612
Deferred revenue	75,018	91,512

Net cash flows from operating activities	1,961,435	1,896,713

Cash flows from investing activities:
Purchases of property and equipment	(90,117)	(123,540)
Software development costs	(40,636)	(189,545)

Net cash flows from investing activities	(130,753)	(313,085)

Cash flows from financing activities:
Dividends paid	(1,334,452)	(1,334,452)

Net increase in cash and cash equivalents	496,230	249,176
Cash and cash equivalents, beginning of year	2,963,172	2,713,996

Cash and cash equivalents, end of year	$3,459,402	2,963,172

Supplemental disclosures of cash flow items:
Income taxes paid	$1,020,000	778,417
Non cash transactions:
Retirement of shares	$—	28,192

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1: Basis of Presentation, Organization and Other Matters

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group, Inc. develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group, Inc. provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada, Mexico, and Puerto Rico.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Advant-e Corporation and its wholly-owned subsidiaries, Edict Systems, Inc., and Merkur Group, Inc. Inter-company accounts and transactions are eliminated in consolidation. Management evaluates related party relationships for variable interest entity considerations.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management considers account balances that are over 90 days old as having a high probability of uncollectibility and generally includes those amounts in the valuation allowance. In addition, management individually reviews accounts receivable balances and, based on an assessment of current creditworthiness, estimates the account balances that will not be collected and includes those amounts, if any, in the valuation allowance. Accounts deemed uncollectible are charged off to the valuation allowance.

The allowance for uncollectible accounts was $29,000 and $27,000 at December 31, 2011 and 2010, respectively.

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

Management assesses goodwill for impairment on an annual basis at year-end, and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of the reporting unit below its carrying value. Significant management judgment is required in assessing the impairment of goodwill, including the assignment of assets and liabilities and determination of fair value. Management uses the discounted cash flow method, which requires significant judgments and assumptions for estimates of future cash flows, growth rate, and useful life of the cash flows, and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any. Management completed the required annual impairment test and determined that goodwill was not impaired at December 31, 2011.

Revenue Recognition

The Company recognizes revenues when, in addition to other criteria, delivery has occurred or services have been rendered.

Revenue from Internet-based products and services are comprised of four components—account activation and trading partner set-up fees, monthly subscription fees, usage-based transactional fees and customer payments for the Company’s development of applications designed to meet specific customer specifications.

Revenue earned from account activation and trading partner set-up fees are recognized after the Company performs consultative work required in order to establish an electronic trading partnership between the customer and their desired trading partners. Trading partnerships, once established, require no ongoing effort on the part of the Company and customers are able to utilize the electronic trading partnerships either directly with their customers or via a service provider other than the Company.

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

Revenue from the sale of software and related products contains multiple element arrangements, and is recognized in accordance with the provisions of ASC Topic 985-605, Software Industry Revenue Recognition. The multiple elements include the sale of software, hardware, professional services and software maintenance contracts. The relative selling price of each element is based on vendor-specific objective evidence, and the elements in the arrangements qualify as separate units of accounting. Revenue from the sale of software and hardware is recognized when title and risk of loss are transferred, which generally occurs upon delivery. Revenue from the sale of professional services is recognized when the services are completed, which is generally soon after the delivery of the software and hardware. Even though customers have a 30-day period in which they can return the software, historically returns have not been significant. Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from the sale of software and related products are record at gross, and any related purchases are included in cost of revenue.

Income Taxes

Deferred income taxes are determined using the liability method of accounting. Under this method, the net deferred tax asset or liability is determined based on the enacted laws and rates applied to the temporary differences between the financial statement and tax bases of assets and liabilities.

The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. In determining its tax positions, the Company assumes that the positions will be examined by the appropriate taxing authority and the taxing authority would have full knowledge of all relevant information. The measurement of tax positions is based on managements’ best judgment of the amount the Company would ultimately accept in a settlement with taxing authorities. Tax years subsequent to 2007 remain subject to examination by the Internal Revenue Service. At December 31, 2011 there were no uncertain tax positions.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $20,133 and $15,260 in 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.” ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC Topic 985, “Software.” ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 amends ASC Topic 305 requiring an entity that has recognized goodwill and has one or more reporting units whose carrying amount for the purposes of performing Step 1 of the impairment test is zero or negative to perform Step 2 of the goodwill impairment test. The changes to the ASC as a result of this update are effective for interim periods and fiscal years beginning after December 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This standard was issued to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles-Goodwill and Other. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 2: Software Development costs

Software development costs at December 31, 2011 and 2010 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2010	$1,632,022	1,482,066	149,956
Additions	189,545	—	189,545
Amortization expense	—	30,669	(30,669)

Balance, December 31, 2010	1,821,567	1,512,735	308,832
Additions	40,636	—	40,636
Amortization expense	—	87,366	(87,366)

Balance, December 31, 2011	$1,862,203	1,600,101	262,102

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI service. The majority of the enhancements related to this upgrade have been completed.

Note 3: Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
Computer and office equipment	$1,386,131	1,317,412
Computer software	273,321	268,498
Leasehold improvements	16,575	51,136

	1,676,027	1,637,046
Accumulated depreciation	(1,504,828)	(1,408,925)

Property and equipment, net	$171,199	228,121

Note 4: Intangible Assets

Other intangible assets consist of the following at December 31:

	2011	2010
Contractual vendor relationships	$130,000	130,000
Customer relationships	185,000	185,000
Proprietary computer software	226,000	226,000

	541,000	541,000
Accumulated amortization	(381,204)	(296,492)

Other intangible assets, net	$159,796	244,508

Related amortization expense was $84,712 in 2011 and 2010. Amortization over the next three years will be $71,714 in 2012, $58,714 in 2013, and $29,368 in 2014 when the assets will be fully amortized.

Note 5: Income Taxes

Income tax expense consists of the following:

	2011	2010
Current expense	$984,470	851,874
Deferred benefit	(99,718)	(31,042)

Total income tax expense	$884,752	820,832

Deferred income taxes consisted of the following at December 31:

	2011	2010
Deferred income tax assets:
Deferred revenue	254,602	229,096
Other reserves and allowances	17,479	9,180

Total deferred income tax assets	272,081	238,276

Deferred income tax liabilities:
Capitalized software costs, net of accumulated amortization	89,117	105,003
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	55,018	56,353
Prepaid software maintenance costs	64,745	59,164
Other intangible assets	54,321	83,126
Change to the accrual method of accounting for income taxes	—	25,468

Total deferred income tax liabilities	263,201	329,114

Net deferred income tax asset (liability)	$8,880	(90,838)

Note 6: Line of Credit

At December 31, 2011, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on April 25, 2012. Interest is payable monthly. Borrowings under the line of credit are guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding throughout 2010 and 2011.

Note 7: Dividends

On May 12, 2011 the Company’s Board of Directors declared a dividend of $0.02 per share, totaling $1,334,452, paid in two equal installments of $667,226 on June 21, 2011 and December 19, 2011.

In 2010, the Company made dividend payments totaling $1,334,452, which represented the final two of three equal dividend payment installments of the total $2,001,678 dividend ($.03 per share) declared in 2009.

Note 8: Profit Sharing Plan

The Company has 401(k) plans covering employees who choose to participate in the plans. The Company’s contributions to the plans, made in accordance to the terms of the plans, were $23,919 and $20,542 in 2011 and 2010, respectively.

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

Merkur Group, Inc. buys its software for resale and certain maintenance and support contracts predominantly from a single supplier. Purchases from this supplier were $477,799 and $535,149 during 2011and 2010, respectively. Currently, the Company has a contract with that supplier that is renewable annually unless cancelled by either party. Similar software is available from other sources.

Note 10: Operating Leases

The Company has three non-cancellable operating leases at December 31, 2011, consisting of a lease for the corporate and administrative office of the Company that requires rental payments and payments for taxes, insurance, maintenance and structural repairs, and other operating expense, expiring on October 31, 2016; a lease on a building that was used for the office of Merkur Group, Inc. until November 1, 2011 that will expire on March 31, 2012; and an equipment lease that expires on June 30, 2013.

The lease for the Company’s corporate and administrative offices, which became effective on November 1, 2011, is between Edict Systems, Inc. and a related party entity that is wholly-owned by the Company’s CEO and majority shareholder.

The cost to close the Merkur Group office and to consolidate into the new office includes $22,410 for the remaining rental obligation and related expenses that were charged to expense in 2011 but which will not be paid until 2012.

Lease expense, including payments for taxes, insurance, maintenance and other operating expenses, was $224,457 in 2011 and $183,126 in 2010, including $63,334 in 2011 pertaining to the building lease with the related party.

Total minimum annual lease payments under these three non-cancellable operating lease agreements are as follows:

	Related Party	Other	Total
2012	$228,000	19,871	247,871
2013	228,000	1,064	229,064
2014	228,000	—	228,000
2015	228,000	—	228,000
2016	190,000	—	190,000

Total	$1,102,000	20,935	1,122,935

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

The following is segment information for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue from external customers	$8,244,583	1,343,952	—	9,588,535
Revenue from inter-segment transactions	—	23,913	(23,913)	—

Total revenue	8,244,583	1,367,865	(23,913)	9,588,535

Income before income taxes	2,422,661	258,183	(84,712)	2,596,132
Income tax expense	825,766	87,791	(28,805)	884,752
Net income	1,596,895	170,392	(55,907)	1,711,380
Expenditures for property and equipment	90,117	—	—	90,117
Depreciation and amortization	229,937	3,465	84,712	318,114
Interest income	2,177	1,356	—	3,533
Segment assets at December 31, 2011	3,349,447	1,845,422	1,624,030	6,818,899

	Year Ended December 31, 2010
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$7,768,896	1,533,715	—	9,302,611
Income before income taxes	2,146,277	344,606	(84,712)	2,406,171
Income tax expense	732,402	117,235	(28,805)	820,832
Net income	1,413,875	227,371	(55,907)	1,585,339
Expenditures for property and equipment	123,540	—	—	123,540
Depreciation and amortization	223,440	10,781	84,712	318,933
Interest income	3,315	1,919	—	5,234
Segment assets at December 31, 2010	3,111,429	1,559,445	1,718,284	6,389,158

(a)	Reconciling items generally consist of the elimination of revenue for intersegment transactions and goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 3% of consolidated revenue in both 2011 and 2010.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, specifically the “Internal Control over Financial Reporting Guidance for Smaller Public Companies”. Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2011 their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	47 President/CEO/Chairman of the Board of Directors

James E. Lesch	66 Chief Financial Officer/Director

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

The Company’s Code of Ethics for its principal executive officer, principal financial officer, or controller is available on the Company’s website at www.advant-e.com. The Company will provide any person, without charge, a copy of the code of ethics upon receipt of a written request addressed to Advant-e Corporation, Attention: Investor Relations, 2434 Esquire Dr. Beavercreek, OH 45431.

Item 11.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Employer 401(k) Contribution	Total Compensation

Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2011 2010	$180,000 160,000	20,000 20,000	1,800 1,600	201,800 181,600

James E. Lesch Chief Financial Officer/Member of the Board of Directors	2011 2010	180,000 180,000	20,000 20,000	1,800 1,800	201,800 201,800

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

The following tables set forth as of March 27, 2012, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i) The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2434 Esquire Dr. Beavercreek, OH 45431	36,585,080	0	54.8

(ii) The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2434 Esquire Dr. Beavercreek, OH 45431	36,585,080	0	54.8

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (1 person)	36,585,080	0	54.8

(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2434 Esquire Dr. Beavercreek, OH 45431	36,585,080	0	54.8
Total shares outstanding at March 27, 2012	66,722,590

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2011 the Company moved its corporate and administrative offices to Beavercreek, Ohio to a building owned by Jon Asian, LLC, an entity that is wholly-owned by Jason K. Wadzinski, the CEO and majority shareholder of Advant-e Corporation. In connection with this arrangement, Edict Systems, Inc. entered into an agreement with Jon Asian, LLC to lease the entire 19,000 square feet of the building for $12 per square foot, or $228,000 per year, plus payments for all building expenses including interior and exterior maintenance, structural repairs, taxes, insurance, utilities, and all other related expenses, estimated at $6.84 per square feet, or $130,000 per year, for a total of $18.84 per square foot, or $358,000 per year, over a 5-year period from November 1, 2011 to October 31, 2016, the lease expiration date. The lease has no renewal options.

Based on an internally prepared building and rate comparison study, management believes that the rent approximates current market rental rates for comparable buildings in the same location in a preferred area of Beavercreek, Ohio. The Company and the Landlord entered into a separate agreement requiring the approval by more than 75% of the shareholders of the Company to alter or amend the terms and conditions of the Lease.

This move and lease were dictated by the need to provide sufficient space for all employees to work in one building, ample parking for all employees and visitors, capacity for expansion, improved offices and working conditions for employees, better location, increased fire protection, and improved infrastructure. Management expects these enhancements will result in improved employee efficiency, communication, morale, and improved customer service levels.

The Company’s two members of its Board of Directors, as indicated in item 10 above, are not independent as defined by NASDAQ Corporate Governance rules.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2011	2010
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-Q	$68,545	69,205
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	1,410	1,320
Tax Fees—preparation of federal tax returns and tax advice on various issues	6,500	6,780

Total	$76,455	77,305

Professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description	Method of Filing

2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed (A)

3(i)	Articles of Incorporation	Previously filed (B)

3(ii)	By-laws	Previously filed (C)

4	Instruments defining the rights of security holders including indentures	Previously filed (D)

10.1	Commercial Lease Agreement (Ohio) between Jon Asian, LLC and Edict Systems, Inc.	Previously filed (E)

Exhibit Number	Description	Method of Filing

10.2	Agreement between Jon Asian, LLC, Edict Systems, Inc., and Advant-e Corporation	Previously filed (E)

14	Code of ethics	Previously filed (F)

21	Subsidiaries of the registrant	Previously filed (G)

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.INS*	XBRL Instance Document	Submitted electronically

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically

(A)	Filed with Form 8-K on July 2, 2007.
(B)	Filed with Form 10-K for the year ended December, 31, 2009 as filed March 30, 2010
(C)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(D)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
(E)	Filed with Form 8-K on February 6, 2012.
(F)	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.
(G)	Filed with Form 10-SB filed as of July 11, 2000, and filed with Form 10-KSB as of March 31, 2008.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

The following financial statements have been filed as part of this report form 10-K:

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation

Registrant

March 27, 2012	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 27, 2012	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 27, 2012	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which

Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement has been sent to security holders.