Form 10-Q
period 2012-03-31
ADVANT E CORP
filed 2012-05-15
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2012 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$2,465,438	2,300,420
Cost of revenue	1,023,737	917,892

Gross margin	1,441,701	1,382,528
Marketing, general and administrative expenses	854,972	799,457

Operating income	586,729	583,071
Other income, net	810	1,127

Income before income taxes	587,539	584,198
Income tax expense	200,332	199,111

Net income	$387,207	385,087

Earnings per share – basic and diluted	$0.006	0.006

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$4,230,826	3,459,402
Accounts receivable, net	828,102	784,239
Prepaid software maintenance costs	209,462	190,429
Prepaid expenses and deposits	104,094	107,871
Prepaid income taxes	—	1,910
Deferred income taxes	222,265	207,336

Total current assets	5,594,749	4,751,187
Software development costs, net	232,979	262,102
Property and equipment, net	155,498	171,199
Goodwill	1,474,615	1,474,615
Other intangible assets, net	138,618	159,796

Total assets	$7,596,459	6,818,899

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$121,135	112,402
Income taxes payable	224,959	—
Accrued salaries and other expenses	294,250	205,334
Deferred revenue	838,181	748,828

Total current liabilities	1,478,525	1,066,564
Deferred income taxes	176,848	198,456

Total liabilities	1,655,373	1,265,020

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	3,938,106	3,550,899

Total shareholders’ equity	5,941,086	5,553,879

Total liabilities and shareholders’ equity	$7,596,459	6,818,899

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$387,207	385,087
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	27,274	42,078
Amortization of software development costs	29,123	—
Amortization of other intangible assets	21,178	21,178
Deferred income taxes	(36,537)	(20,386)
Increase (decrease) in cash and cash equivalents arising from changes in assets and liabilities:
Accounts receivable	(43,863)	(46,006)
Prepaid software maintenance costs	(19,033)	(27,727)
Prepaid expenses and deposits	3,777	8,700
Prepaid income taxes	1,910	—
Accounts payable	8,733	55,650
Income taxes payable	224,959	169,497
Accrued salaries and other expenses	88,916	93,332
Deferred revenue	89,353	59,895

Net cash flows from operating activities	782,997	741,298

Cash flows from investing activities:
Purchases of property and equipment	(11,573)	(6,236)
Software development costs	—	(40,636)

Net cash flows from investing activities	(11,573)	(46,872)

Net increase in cash and cash equivalents	771,424	694,426
Cash and cash equivalents, beginning of period	3,459,402	2,963,172

Cash and cash equivalents, end of period	$4,230,826	3,657,598

Supplemental disclosures of cash flow items:
Income taxes paid	$10,000	50,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2012

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of March 31, 2012 and for the three month period ended March 31, 2012 and 2011, together with the accompanying consolidated condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2011 Form 10-K filed with the Securities and Exchange Commission.

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems, Inc. specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems, Inc. solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group, Inc. develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group, Inc. provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses across a number of industries primarily throughout the United States, and to a much lesser extent some foreign locations, principally Canada, and to a lesser extent Mexico, Europe and Puerto Rico.

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

Note 2: Software Development costs

Software development costs at March 31, 2012 and the changes during the three months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2012	$1,862,203	1,600,101	262,102
Amortization	—	29,123	29,123

Balance, March 31, 2012	1,862,203	1,629,224	232,979

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI service. The majority of the enhancements related to this upgrade have been completed.

Note 3: Line of Credit

At March 31, 2012, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on May 25, 2013. Interest is payable monthly. Borrowings under the line of credit are guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding as of March 31, 2012 or during the three months then ended.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2012	2011
Current expense	$236,869	219,497
Deferred benefit	(36,537)	(20,386)

Total income tax expense	$200,332	199,111

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

The following segment information is for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,109,466	355,972	—	2,465,438
Income before income taxes	510,534	98,183	(21,178)	587,539
Income tax expense (benefit)	174,144	33,389	(7,201)	200,332
Net income	336,390	64,794	(13,977)	387,207
Segment assets at March 31, 2012	3,991,397	1,992,451	1,612,611	7,596,459

	Three Months Ended March 31, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$1,944,440	355,980	—	2,300,420
Income before income taxes	523,392	81,984	(21,178)	584,198
Income tax expense (benefit)	178,429	27,883	(7,201)	199,111
Net income	344,963	54,101	(13,977)	385,087
Segment assets at March 31, 2011	3,710,704	1,741,557	1,696,937	7,149,198

(a)	Reconciling items consist of goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Although the Company has no facilities or operations in foreign locations, the Company derived approximately 4.1% of revenue in the first quarter of 2012 and 3.3% of revenue in the first quarter of 2011 from customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico.

Note 6: Related Party Lease

The Company leases its corporate and administrative offices, effective November 1, 2011, from an entity owned by the Company’s CEO and majority shareholder. Payments in the first quarter of 2012 in connection with this lease include base rent of $57,000 and taxes, insurance, maintenance and other operating expense payments of $29,383.

Note 7: Recently Issued Accounting Pronouncements

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

Products and services

See Nature of Operations in Note 1 to the Consolidated Condensed Financial Statements.

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

Revenue from the sale of software and related products contains multiple element arrangements, and is recognized in accordance with the provisions of ASC Topic 985-605, Software Industry Revenue Recognition. The multiple elements include the sale of software, hardware, professional services and software maintenance contracts. The relative selling price of each element is based on vendor-specific objective evidence, and the elements in the arrangements qualify as separate units of accounting. Revenue from the sale of software and hardware is recognized when title and risk of loss are transferred, which generally occurs upon delivery. Revenue from the sale of professional services is recognized when the services are completed, which is generally soon after the delivery of the software and hardware. Even though customers have a 30-day period in which they can return the software, historically returns have not been significant. Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from the sale of software and related products are recorded at gross, and any related purchases are included in cost of revenue.

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

Results of Operations

Revenue

Revenue for the Company in first quarter of 2012 increased 7% compared to the first quarter of 2011. Revenue for Edict Systems increased 8% and revenue for Merkur Group was level with first quarter 2011.

	Q1 2012		Q1 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,109,466	86	$1,944,440	85	$165,026	8
Merkur Group	355,972	14	355,980	15	(8)	—

Revenue	$2,465,438	100	$2,300,420	100	$165,018	7

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the first quarter of 2012 and 2011 are summarized below:

	Q1 2012		Q1 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,431,169	68	$1,346,196	69	$84,973	6
AutomotiveEC	197,926	9	160,903	8	37,023	23
Other Web EDI	38,872	2	48,209	3	(9,337)	(19)
EnterpriseEC	412,635	20	359,182	18	53,453	15
Other products and services	28,864	1	29,950	2	(1,086)	(4)

Total	$2,109,466	100	$1,944,440	100	$165,026	8

•	Revenue from GroceryEC increased by 6% due to an increase in the volume of transactions processed.

•

Revenue from AutomotiveEC increased by 23% due to an increase in the volume of transactions processed from both existing customers and from new customers who are suppliers of a Canadian automotive company.

•

Revenue from EnterpriseEC, the Company’s value added network (VAN), increased by 15% due to increased volume of EDI transactions processed for large grocery companies and increased recurring revenue from the Company’s integration solutions. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

Merkur Group Revenue

Revenue from the sale of software-based products and services sold by Merkur Group in the first quarter of 2012 and 2011 are summarized below:

	Q1 2012		Q1 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$48,411	13	$45,954	13	$2,457	5
Hardware	14,588	4	24,980	7	(10,392)	(42)
Professional services	36,900	11	54,900	15	(18,000)	(33)

	99,899	28	125,834	35	(25,935)	(21)

Maintenance contracts	236,529	67	222,061	63	14,468	7
On demand	15,921	4	4,750	1	11,171	235
Other	3,623	1	3,335	1	288	9

Total revenue	$355,972	100	$355,980	100	$(8)	—

Revenue from the sale of software, hardware, and professional services, totaled $99,899 in the first quarter of 2012, a 21% decline from $125,834 in the first quarter of 2011, as sales of Merkur’s software and related products continued to stagnate. Total revenue, however, remained comparable to the first quarter of 2011 due to increased recurring maintenance contract revenue and increased revenue from Merkur’s on-demand solutions.

Revenue from customers in foreign locations

Although the Company has no facilities or operations in foreign locations, the Company derived approximately 4.1% of revenue in the first quarter of 2012 and 3.3% of revenue in the first quarter of 2011 from customers located in areas outside the United States, principally in Canada, but to a lesser extent in Mexico, Europe and Puerto Rico.

Net income

Net income for the first quarter of 2012 compared to the first quarter of 2011 is summarized below:

	Q1 2012	Q1 2011	Increase (Decrease)
			Amount	%
Edict Systems	$336,390	344,963	(8,573)	(2)
Merkur Group	64,794	54,101	10,693	20
Amortization of intangible assets, net of income tax effects	(13,977)	(13,977)	—	—

Net Income	$387,207	385,087	2,120	1

Net income increased by $2,120 primarily as a result of the following:

•	Revenue increased by $165,018, as described above, primarily due to revenue from the sale of Web EDI products and services sold by Edict Systems.

•

During the fourth quarter of last year, the Company moved to a new corporate office and headquarters and closed the Merkur Group office. As a result, rent and related expenses for taxes, insurance, maintenance, etc. for the Company increased by $32,667 in the first quarter of 2012 compared to the same quarter last year. In addition, the Company incurred $14,409 of non-recurring move-in expenses in the first quarter of 2012. The move to a new office was dictated by the need for additional space, capacity for expansion, improved offices and working conditions, and other factors. Management expects these enhancements will improve employee efficiency, communication, morale and improve customer service. The closing of the Merkur Group office enabled its employees to work remotely from their home offices, and allowed for administrative consolidation in the new office building.

•

The Company completed development of its new version of its Web EDI service in the first quarter of 2011, when it capitalized $40,636 to Software Development Costs. No such costs were capitalized in the first quarter of 2012. In the first quarter of 2012, the Company amortized $29,123 of previously capitalized software development costs of the new version of its Web EDI service. No such amortization was incurred in the first quarter of 2011. As a result, wages and salaries and amortization expenses included in Cost of Revenue were $69,759 higher in the first quarter of 2012 than in the first quarter of last year.

•	The Company incurred incremental technical consulting expenses of $39,200 in the first quarter of 2012 for the ongoing process of implementing the new version of its Web EDI service.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, decreased to 58% in the first quarter of 2012 from 60% in the first quarter of 2011. The decrease occurred despite the $165,018 increase in revenue due to increased expenses for technical salaries and wages, amortization, and technical consulting described above.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $55,515, or 7%, in the first quarter of 2012 compared to the first quarter of 2011, due primarily to the increase in base rent and related expenses for taxes, insurance, maintenance, etc. of $32,667 and the incurrence of $14,409 of non-recurring move-in expenses in the first quarter of 2012.

Liquidity and Capital Resources

The Company generated net cash flows from operating activities of $782,997 and $741,298 in the first quarter of 2012 and 2011, respectively. The amounts are substantially greater than net income primarily due to non-cash depreciation and amortization expenses, an increase in deferred revenue from customer payments for the development of applications designed to meet customer specifications, an increase in deferred revenue from the timing of maintenance contract billings, and from increased income taxes payable due to the timing of income tax payments.

Management believes that the Company will have sufficient financial resources to meet business requirements for the next 12 months and to fund growth and other business and financial initiatives.

Changes in Consolidated Condensed Balance Sheet from December 31, 2011 to March 31, 2012

Balance sheet changes that occurred in the first quarter of 2012 that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are as follows:

•	Accounts receivable increased $43,863 due primarily to maintenance contract billings for Merkur Group in the first quarter of 2012 that exceeded billings in the fourth quarter of 2011.

ITEM 4.	Controls and Procedures

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended March 31, 2012.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits.

Exhibit Number	Description	Method of Filing

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

10.1	Commercial Lease Agreement (Ohio) between Jon Asian, LLC and Edict Systems, Inc.	Previously filed (D)

10.2	Agreement between Jon Asian, LLC, Edict Systems, Inc., and Advant-e Corporation	Previously filed (D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

101.INS*	XBRL Instance Document	Submitted electronically

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically

(A)	Filed with Form 10-K for the year ended December, 31, 2009 as filed March 30, 2010
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
(D)	Filed with Form 8-K on February 6, 2012.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

May 15, 2012	By:	/s/ Jason K. Wadzinski

Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

May 15, 2012	By:	/s/ James E. Lesch

James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors