Form 10-Q
period 2012-06-30
ADVANT E CORP
filed 2012-08-14
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2012 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$2,546,251	2,359,624	5,011,689	4,660,044
Cost of revenue	983,383	976,919	2,007,120	1,894,811

Gross margin	1,562,868	1,382,705	3,004,569	2,765,233
Marketing, general and administrative expenses	798,363	787,593	1,653,335	1,587,050

Operating income	764,505	595,112	1,351,234	1,178,183
Other income, net	630	914	1,440	2,041

Income before income taxes	765,135	596,026	1,352,674	1,180,224
Income tax expense	260,630	203,566	460,962	402,677

Net income	$504,505	392,460	891,712	777,547

Earnings per share – basic and diluted	$.008	.006	.013	.012

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590	66,722,590	66,722,590

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$4,577,425	3,459,402
Accounts receivable, net	759,465	784,239
Prepaid software maintenance costs	207,683	190,429
Prepaid expenses and deposits	87,582	107,871
Prepaid income taxes	—	1,910
Deferred income taxes	228,565	207,336

Total current assets	5,860,720	4,751,187
Software development costs, net	203,857	262,102
Property and equipment, net	168,973	171,199
Goodwill	1,474,615	1,474,615
Other intangible assets, net	117,440	159,796

Total assets	$7,825,605	6,818,899

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$112,956	112,402
Income taxes payable	25,436	—
Accrued salaries and other expenses	225,389	205,334
Deferred revenue	852,932	748,828

Total current liabilities	1,216,713	1,066,564
Deferred income taxes	163,301	198,456

Total liabilities	1,380,014	1,265,020

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	4,442,611	3,550,899

Total shareholders’ equity	6,445,591	5,553,879

Total liabilities and shareholders’ equity	$7,825,605	6,818,899

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$891,712	777,547
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	56,515	79,875
Amortization of software development costs	58,245	29,122
Amortization of other intangible assets	42,356	42,357
Deferred income taxes	(56,384)	(62,265)
Increase (decrease) in cash and cash equivalents arising from changes in assets and liabilities:
Accounts receivable	24,774	26,564
Prepaid software maintenance costs	(17,254)	(29,468)
Prepaid expenses and deposits	20,289	(80,004)
Prepaid income taxes	1,910	—
Accounts payable	554	39,279
Income taxes payable	25,436	(25,058)
Accrued salaries and other expenses	20,055	210,372
Deferred revenue	104,104	99,252

Net cash flows from operating activities	1,172,312	1,107,573

Cash flows from investing activities:
Purchases of property and equipment	(54,289)	(14,587)
Software development costs	—	(40,636)

Net cash flows from investing activities	(54,289)	(55,223)

Cash flows from financing activities:
Dividends paid	—	(667,226)

Net increase in cash and cash equivalents	1,118,023	385,124
Cash and cash equivalents, beginning of period	3,459,402	2,963,172

Cash and cash equivalents, end of period	$4,577,425	3,348,296

Supplemental disclosures of cash flow items:
Income taxes paid	$490,000	490,000
Non-cash transactions:
Declared dividends payable no later than December 31, 2011	—	667,226

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2012

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, together with the accompanying consolidated condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2011 Form 10-K filed with the Securities and Exchange Commission.

Nature of Operations

Advant-e Corporation through its wholly-owned subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. (collectively, the “Company”), develops, markets, resells, and hosts software and provides services that enable its customers to send and receive business documents electronically in standard and proprietary formats. Edict Systems, Inc. specializes in providing hosted Electronic Data Interchange solutions that utilize the Internet as the primary communications method. Customers use Edict Systems, Inc. solutions to connect with business partners, integrate data with internal systems, expand and manage electronic trading communities, and validate data via a hosted business rule service. Merkur Group, Inc. develops and resells software, provides professional services, and provides technical maintenance and support that enables customers to automate delivery and receipt of business documents. Merkur Group, Inc. provides proprietary software that integrates and connects large Supply Chain Management (SCM), Customer Relationship Management (CRM), and Enterprise Resource Planning (ERP) systems with third party software that provides multiple delivery and document capture options. Customers consist of businesses primarily in the United States, and to a much lesser extent in some foreign geographic areas, principally Canada and to a lesser extent Mexico, Europe, and Puerto Rico.

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

Note 2: Software Development costs

Software development costs at June 30, 2012 and the changes during the six months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2012	$1,862,203	1,600,101	262,102
Amortization	—	58,245	58,245

Balance, June 30, 2012	1,862,203	1,658,346	203,857

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI service. The majority of the enhancements related to this upgrade have been completed.

Note 3: Line of Credit

At June 30, 2012, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on May 25, 2013. Interest is payable monthly. Borrowings under the line of credit are guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding as of June 30, 2012 or during the six months then ended.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current expense	$280,477	245,445	517,346	464,942
Deferred benefit	(19,847)	(41,879)	(56,384)	(62,265)

Total income tax expense	$260,630	203,566	460,962	402,677

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

The following segment information is for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,202,685	343,566	—	2,546,251
Income before income taxes	692,077	94,236	(21,178)	765,135
Income tax expense (benefit)	235,792	32,040	(7,202)	260,630
Net income	456,285	62,196	(13,976)	504,505
Segment assets at June 30, 2012	4,156,702	2,077,193	1,591,710	7,825,605

	Three Months Ended June 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,025,443	346,700	(12,519)	2,359,624
Income before income taxes	557,730	59,474	(21,178)	596,026
Income tax expense (benefit)	190,547	20,221	(7,202)	203,566
Net income	367,183	39,253	(13,976)	392,460
Segment assets at June 30, 2011	3,337,492	1,794,320	1,663,126	6,794,938

The following segment information is for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$4,312,151	699,538	—	5,011,689
Income before income taxes	1,202,611	192,419	(42,356)	1,352,674
Income tax expense (benefit)	409,936	65,429	(14,403)	460,962
Net Income	792,675	126,990	(27,953)	891,712

	Six Months Ended June 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$3,969,883	702,680	(12,519)	4,660,044
Income before income taxes	1,081,122	141,458	(42,356)	1,180,224
Income tax expense (benefit)	368,976	48,104	(14,403)	402,677
Net Income	712,146	93,354	(27,953)	777,547

(a)	Reconciling items generally consist of the elimination of intersegment revenues of $12,519 for the sale of software in 2011, at cost, and goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived approximately 4% of revenue from these customers in both the three-month and six-month periods ended June 30, 2012 and derived less than 3% of revenue in both the three-month and six-month periods ended June 30, 2011. The Company has no facilities or operations in foreign locations.

Note 6: Related Party Lease

The Company leases its corporate and administrative offices, effective November 1, 2011, from an entity owned by the Company’s CEO and majority shareholder. Payments in connection with this lease were $57,000 for base rent and $28,076 for taxes, insurance, maintenance and other expenses in the three months ended June 30, 2012, and $114,000 for base rent and $57,459 for taxes, insurance, maintenance and other expenses in the six months ended June 30, 2012.

Note 7: Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This standard was issued to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, “Intangibles-Goodwill and Other”. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011. The adoption of this guidance had no material impact on the Company’s consolidated condensed financial statements.

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

Revenue from the sale of software and related products contains multiple element arrangements, and is recognized in accordance with the provisions of ASC Topic 985-605, “Software Industry Revenue Recognition”. The multiple elements include the sale of software, hardware, professional services and software maintenance contracts. The relative selling price of each element is based on vendor-specific objective evidence, and the elements in the arrangements qualify as separate units of accounting. Revenue from the sale of software and hardware is recognized when title and risk of loss are transferred, which generally occurs upon delivery. Revenue from the sale of professional services is recognized when the services are completed, which is generally soon after the delivery of the software and hardware. Even though customers have a 30-day period in which they can return the software, historically returns have not been significant. Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from the sale of software and related products are recorded at gross, and any related purchases are included in cost of revenue.

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

Results of Operations: Second Quarter of 2012 Compared to Second Quarter of 2011

Revenue

Revenue for the Company in second quarter of 2012 increased 8% compared to the second quarter of 2011. Revenue for Edict Systems increased 9% and revenue for Merkur Group increased 3%.

	Q2 2012		Q2 2011		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,202,685	87	2,025,443	86	177,242	9
Merkur Group	343,566	13	334,181	14	9,385	3

Revenue	$2,546,251	100	2,359,624	100	186,627	8

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the second quarter of 2012 and 2011 are summarized below:

	Q2 2012		Q2 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,464,595	66	1,388,635	69	75,960	5
AutomotiveEC	198,519	9	168,690	8	29,829	18
Other Web EDI	40,785	2	47,160	2	(6,375)	(14)
EnterpriseEC	432,153	20	360,946	18	71,207	20
Other products and services	66,633	3	60,012	3	6,621	11

Total	$2,202,685	100	2,025,443	100	177,242	9

•	Revenue from GroceryEC increased by 5% due to increased volume of transactions processed.

•	Revenue from AutomotiveEC increased by 18% due to increased volume of transactions processed from existing customers and from new customers who are suppliers of a Canadian automotive company.

•

Revenue from EnterpriseEC, the Company’s value added network (VAN), increased by 20% due to increased volume of EDI transactions processed for large grocery companies and increased recurring revenue from the Company’s integration solutions. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

Merkur Group Revenue

Revenue from the sale of software-based products and services sold by Merkur Group in the second quarter of 2012 and 2011 are summarized below:

	Q2 2012		Q2 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$42,720	12	11,998	4	30,722	256
Hardware	6,373	2	26,727	8	(20,354)	(76)
Professional services	38,700	11	43,300	13	(4,600)	(11)

	87,793	25	82,025	25	5,768	7

Maintenance contracts	233,636	68	242,048	72	(8,412)	(3)
On demand	18,368	6	5,599	2	12,769	228
Other	3,769	1	4,509	1	(740)	(16)

	255,773	75	252,156	75	3,617	1

Total	$343,566	100	334,181	100	9,385	3

Revenue from the sale of software, hardware, and professional services totaled $87,793 in the second quarter of 2012, a 7% increase over the second quarter of 2011. Despite the slight increase, general economic conditions continue to exert a moderating effect on the sale of software and related products. Revenue from maintenance contracts declined by $8,412, or 3%, but revenue from Merkur’s on-demand solutions increased by $12,769, or 228%.

Revenue from customers in foreign locations

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived approximately 4% of revenue from these customers in the three-month period ended June 30, 2012 and derived less than 3% of revenue in the three-month period ended June 30, 2011. The Company has no facilities or operations in foreign locations.

Net income

Net income for the second quarter of 2012 compared to the second quarter of 2011 is summarized below.

			Increase
	Q2 2012	Q2 2011	Amount	%
Edict Systems	$456,285	367,183	89,102	24
Merkur Group	62,196	39,253	22,943	58
Amortization of intangible assets, net of income tax effects	(13,976)	(13,976)	—	—

Net income	$504,505	392,460	112,045	29

Net income increased primarily as a result of the following:

•	Revenue increased by $186,627 primarily from the sale of Web EDI products and services sold by Edict Systems.

•	Personnel-related costs were reduced by $28,046 due to a restructuring of some fringe benefits. This reduction will be mostly offset by fringe benefit increases in future quarters.

Partially offsetting the above increases to net income were the following:

•

Building rent and rent-related expenses for taxes, insurance, maintenance, etc. increased by $29,002 in the second quarter of 2012 compared to the same quarter last year primarily as a result of the fourth quarter 2011 relocation to a new corporate office.

•	Technical consulting expenses increased by $24,025 in the second quarter of 2012 for the ongoing process of implementing the new version of the Company’s Web EDI service.

•	Income tax expenses increased by $57,064 as a result of the increased net income in the second quarter of 2012.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased from 59% in the second quarter of 2011 to 61% in the second quarter of 2012 primarily on the strength of increased revenue of $186,627. Cost of revenue increased slightly.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $10,770, or 1%, in the second quarter of 2012 compared to the second quarter of 2011 due primarily to increased building rent and rent-related expenses of $29,002, partially offset by reductions in certain other marketing and administrative expenses. Marketing, general and administrative expenses as a percent of sales were 33% and 31% in the second quarter of 2012 and 2011, respectively.

Results of Operations: Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenue

Revenue for the Company in the first six months of 2012 increased 8% compared to the first six months of 2011. Revenue for Edict Systems increased 9% and revenue for Merkur Group increased 1%.

	Six months ended June 30, 2012		Six months ended June 30, 2011		Increase
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$4,312,151	86	3,969,883	85	342,268	9
Merkur Group	699,538	14	690,161	15	9,377	1

Revenue	$5,011,689	100	4,660,044	100	351,645	8

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the first six months of 2012 and 2011 are summarized below:

	Six months ended June 30, 2012		Six months ended June 30, 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$2,895,763	67	2,734,830	69	160,933	6
AutomotiveEC	396,445	9	329,593	8	66,852	20
Other Web EDI	79,657	2	95,369	2	(15,712)	(16)
EnterpriseEC	844,788	20	720,128	19	124,660	17
Other products and services	95,498	2	89,963	2	5,535	6

Total	$4,312,151	100	3,969,883	100	342,268	9

•	Revenue from GroceryEC increased by 6% due to increased volume of transactions processed.

•	Revenue from AutomotiveEC increased by 20% due to increased volume of transactions processed from existing customers, and from new customers who are suppliers of a Canadian automotive company.

•

Revenue from EnterpriseEC, the Company’s value added network, increased by 17% due to increased volume of EDI transactions processed for large grocery companies and increased recurring revenue from the Company’s integration solutions. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

Merkur Group Revenue

Revenue from the sale of software-based products and services sold by Merkur Group in the first six months of 2012 and 2011 are summarized below:

	Six months ended June 30, 2012		Six months ended June 30, 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$91,131	13	57,952	9	33,179	57
Hardware	20,961	3	51,707	7	(30,746)	(59)
Professional services	75,600	11	98,200	14	(22,600)	(23)

	187,692	27	207,859	30	(20,167)	(10)

Maintenance contracts	470,165	67	464,109	67	6,056	1
On demand	34,289	5	10,349	2	23,940	231
Other	7,392	1	7,844	1	(452)	(6)

	511,846	73	482,302	70	29,544	6

Total	$699,538	100	690,161	100	9,377	1

Revenue from the sale of software and related hardware and professional services, totaled $187,692 in the first six months of 2012, a 10% decline from $207,859 in the first six months of 2011, as general economic conditions continued to dampen sales of software and related products. Revenue from maintenance contracts increased by $6,056, or 1%, and revenue from Merkur’s on-demand solutions increased by $29,940, or 231%.

Revenue from customers in foreign locations

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived approximately 4% of revenue from these customers in the six-month period ended June 30, 2012 and derived less than 3% of revenue in the six-month period ended June 30, 2011. The Company has no facilities or operations in foreign locations.

Net Income

Net income for the first six months of 2012 compared to the first six months of 2011 is summarized below:

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase
			Amount	%
Edict Systems	$792,675	712,146	80,529	11
Merkur Group	126,990	93,354	33,636	36
Amortization of intangible assets, net of income tax effects	(27,953)	(27,953)	—	—

Net Income	$891,712	777,547	114,165	15

Net income increased primarily as a result of increased revenue, which was partially offset by the following:

•

Building rent and rent-related expenses for taxes, insurance, maintenance, etc. increased by $61,966 in the first six months of 2012 compared to the same period last year, resulting from the fourth quarter 2011 relocation to a new corporate office.

•

The Company completed development of its new version of its Web EDI service in the first six months of 2011, when it capitalized $40,636 to Software Development Costs. No such costs were capitalized during the first six months of 2012. The Company amortized $58,245 of previously capitalized software development costs in the first six months of 2012 compared to $29,122 in the first six months of 2011. As a result, wages and salaries and amortization expenses included in Cost of Revenue were $69,759 higher in the first six months of 2012 than in the first six months of 2011.

•	Technical consulting expense increased by $56,688 in the first six months of 2012 for the ongoing process of implementing the new version of the Company’s Web EDI service.

•	Income tax expenses increased by $58,285 as a result of the increased net income in the first six months of 2012.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, increased from 59% in the first six months of 2011 compared to 60% in the first six months of 2012 primarily on the strength of increased revenue of $351,645. Cost of revenue increased by only $112,309.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $66,285, or 4%, in the first six months of 2012 compared to the first six months of 2011, due primarily to increased building rent and rent related expenses and nonrecurring moving expenses. Marketing, general and administrative expenses as a percent of sales were 33% and 34% in the first six months of 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company increased cash and cash equivalents by $1,118,023 and $385,124 in the first six months of 2012 and 2011, respectively, as the Company paid cash dividends totaling $667,226 in the first six months of 2011, but paid no dividends in the first six months of 2012.

Management believes that the Company will have sufficient financial resources to meet business requirements for the next 12 months and to fund growth and other business and financial initiatives.

Changes in Consolidated Condensed Balance Sheet from December 31, 2011 to June 30, 2012

Significant changes in the Consolidated Condensed Balance Sheet that occurred in the first six months of 2012, and that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are as follows:

•

Deferred revenue increased by $104,104 due to sales of software maintenance contracts and sales of applications designed to meet specific customer specifications for services to be performed in future periods.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended June 30, 2012.

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

Advant-e Corporation
(Registrant)

August 14, 2012	By:	/s/ Jason K. Wadzinski

Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

August 14, 2012	By:	/s/ James E. Lesch

James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors