Form 10-Q
period 2012-09-30
ADVANT E CORP
filed 2012-11-09
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2012 the issuer had 66,722,590 outstanding shares of Common Stock, $.001 Par Value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$2,576,729	2,447,674	7,588,418	7,107,718
Cost of revenue	999,386	955,698	3,006,506	2,850,509

Gross margin	1,577,343	1,491,976	4,581,912	4,257,209
Marketing, general and administrative expenses	733,810	802,075	2,387,145	2,389,125

Operating income	843,533	689,901	2,194,767	1,868,084
Other income, net	264	892	1,704	2,933

Income before income taxes	843,797	690,793	2,196,471	1,871,017
Income tax expense	287,060	235,251	748,022	637,928

Net income	$556,737	455,542	1,448,449	1,233,089

Earnings per share – basic and diluted	$.008	.007	.022	.018

Weighted average shares outstanding – basic and diluted	66,722,590	66,722,590	66,722,590	66,722,590

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$5,113,837	3,459,402
Accounts receivable, net	926,791	784,239
Prepaid software maintenance costs	222,362	190,429
Prepaid expenses and deposits	85,369	107,871
Prepaid income taxes	—	1,910
Deferred income taxes	231,887	207,336

Total current assets	6,580,246	4,751,187
Software development costs, net	174,734	262,102
Property and equipment, net	191,657	171,199
Goodwill	1,474,615	1,474,615
Other intangible assets, net	102,761	159,796

Total assets	$8,524,013	6,818,899

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$183,157	112,402
Income taxes payable	27,934	—
Accrued salaries and other expenses	286,027	205,334
Deferred revenue	868,382	748,828

Total current liabilities	1,365,500	1,066,564
Deferred income taxes	156,185	198,456

Total liabilities	1,521,685	1,265,020

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued and outstanding	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	4,999,348	3,550,899

Total shareholders’ equity	7,002,328	5,553,879

Total liabilities and shareholders’ equity	$8,524,013	6,818,899

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,448,449	1,233,089
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	85,998	114,861
Amortization of software development costs	87,368	58,244
Amortization of other intangible assets	57,035	63,534
Loss on disposal of assets	195	—
Deferred income taxes	(66,822)	(96,849)
Increase (decrease) in cash and cash equivalents arising from changes in assets and liabilities:
Accounts receivable	(142,552)	(9,384)
Prepaid software maintenance costs	(31,933)	(34,541)
Prepaid expenses and deposits	22,502	29,967
Prepaid income taxes	1,910	—
Accounts payable	70,755	77,195
Income taxes payable	27,934	(223)
Accrued salaries and other expenses	80,693	160,395
Deferred revenue	119,554	136,520

Net cash flows from operating activities	1,761,086	1,732,808

Cash flows from investing activities:
Purchases of property and equipment	(106,651)	(34,691)
Software development costs	—	(40,636)

Net cash flows from investing activities	(106,651)	(75,327)

Cash flows from financing activities:
Dividends paid	—	(667,226)

Net increase in cash and cash equivalents	1,654,435	990,255
Cash and cash equivalents, beginning of period	3,459,402	2,963,172

Cash and cash equivalents, end of period	$5,113,837	3,953,427

Supplemental disclosures of cash flow items:
Income taxes paid	$785,000	735,000
Non-cash transactions:
Declared dividends payable no later than December 31, 2011	—	667,226

The accompanying notes are an integral part of the consolidated condensed financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2012

Note 1: Basis of Presentation, Organization and Other Matters

The accompanying unaudited interim consolidated condensed financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011, together with the accompanying consolidated condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim consolidated condensed financial statements include all adjustments, which were normal and recurring in nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in Advant-e Corporation’s 2011 Form 10-K filed with the Securities and Exchange Commission.

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

Note 2: Software Development costs

Software development costs at September 30, 2012 and the changes during the nine months then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2012	$1,862,203	1,600,101	262,102
Amortization	—	87,368	87,368

Balance, September 30, 2012	1,862,203	1,687,469	174,734

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI service. The majority of the enhancements related to this upgrade have been completed.

Note 3: Line of Credit

At September 30, 2012, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on May 25, 2013. Interest is payable monthly. Borrowings under the line of credit are guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding as of September 30, 2012 or during the nine months then ended.

Note 4: Income taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current expense	$297,498	269,835	814,844	734,777
Deferred benefit	(10,438)	(34,584)	(66,822)	(96,849)

Total income tax expense	$287,060	235,251	748,022	637,928

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

The following segment information is for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,260,956	315,773	—	2,576,729
Income before income taxes	785,438	73,038	(14,679)	843,797
Income tax expense (benefit)	267,218	24,833	(4,991)	287,060
Net income	518,220	48,205	(9,688)	556,737
Segment assets at September 30, 2012	4,717,649	2,229,249	1,577,115	8,524,013

	Three Months Ended September 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$2,122,076	325,598	—	2,447,674
Income before income taxes	651,650	60,321	(21,178)	690,793
Income tax expense (benefit)	221,943	20,509	(7,201)	235,251
Net income	429,707	39,812	(13,977)	455,542
Segment assets at September 30, 2011	3,744,121	1,890,628	1,654,485	7,289,234

The following segment information is for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,573,107	1,015,311	—	7,588,418
Income before income taxes	1,988,049	265,457	(57,035)	2,196,471
Income tax expense (benefit)	677,154	90,262	(19,394)	748,022
Net Income	1,310,895	175,195	(37,641)	1,448,449

	Nine Months Ended September 30, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$6,091,959	1,028,278	(12,519)	7,107,718
Income before income taxes	1,732,772	201,779	(63,534)	1,871,017
Income tax expense (benefit)	590,919	68,613	(21,604)	637,928
Net Income	1,141,853	133,166	(41,930)	1,233,089

(a)	Reconciling items generally consist of the elimination of intersegment revenues of $12,519 for the sale of software in 2011, at cost, and goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived less than 4% of revenue from these customers in the three-month and nine-month periods ended September 30, 2012 and 2011. The Company has no facilities or operations in foreign locations.

Note 6: Related Party Lease

The Company leases its corporate and administrative offices, effective November 1, 2011, from an entity owned by the Company’s CEO and majority shareholder. Payments in connection with this lease were $57,000 for base rent and $29,179 for taxes, insurance, maintenance and other expenses in the three months ended September 30, 2012, and $171,000 for base rent and $86,638 for taxes, insurance, maintenance and other expenses in the nine months ended September 30, 2012.

Note 7: Subsequent Events

On November 5, 2012, the Company’s Board of Directors and a majority of its outstanding shares authorized a 1-for-10,000 reverse stock split followed by a 1,000-for-1 forward stock split and a $2,000,000 share repurchase program.

The Company’s Board of Directors also announced that it is considering the payment of a potential special cash dividend pending the results of the stock splits, the share repurchase program and the Company’s cash flow. Any such potential special cash dividend has not been declared as of September 30, 2012 or through the date the accompanying financial statements were issued, which was November 9, 2012. The Board anticipates that if the dividend is declared, it would be paid in December 2012.

The above corporate actions are being undertaken in preparation to voluntarily suspend the Company’s obligation to file periodic reports with the Securities and Exchange Commission.

The date of the reverse and forward stock splits will be announced at a later date pending regulatory compliance. The Company expects to file a Schedule 14C Information Statement with the SEC further describing the reverse and forward stock splits shortly. The Board of Directors has reserved the right to abandon the proposed reverse and forward stock splits at any time prior to the effective date if it believes them to no longer be in the best interest of the Company or its shareholders.

Note 8: Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2012-02, “Intangibles—Goodwill and Other.” The objective of this update is to give entities the option of considering qualitative factors first when attempting to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity need not take further action; however, if an entity concludes otherwise, then it must perform the quantitative impairment test by comparing the fair value of the impaired asset with its carrying amount. An entity may also bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test and resume the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated condensed financial statements.

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

Revenue from the sale of software and related products contains multiple element arrangements, and is recognized in accordance with the provisions of Accounting Standards Codification (ASC) Topic 985-605, “Software Industry Revenue Recognition”. The multiple elements include the sale of software, hardware, professional services and software maintenance contracts. The relative selling price of each element is based on vendor-specific objective evidence, and the elements in the arrangements qualify as separate units of accounting. Revenue from the sale of software and hardware is recognized when title and risk of loss are transferred, which generally occurs upon delivery. Revenue from the sale of professional services is recognized when the services are completed, which is generally soon after the delivery of the software and hardware. Even though customers have a 30-day period in which they can return the software, historically returns have not been significant. Revenue from maintenance contracts is recognized over the life of the maintenance and support contract period, generally twelve months. Revenue from the sale of software and related products are recorded at gross, and any related purchases are included in cost of revenue.

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the ASC Topic 350, “Intangibles-Goodwill and Other” by capitalizing those costs. Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with ASC Topic 350, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with ASC Topic 985, “Software”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Results of Operations: Third Quarter of 2012 Compared to Third Quarter of 2011

Revenue

Revenue for the Company in the third quarter of 2012 increased 5% compared to the third quarter of 2011. Revenue for Edict Systems increased 7% and revenue for Merkur Group decreased 3%.

	Q3 2012		Q3 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,260,956	88	2,122,076	87	138,880	7
Merkur Group	315,773	12	325,598	13	(9,825)	(3)

Revenue	$2,576,729	100	2,447,674	100	129,055	5

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the third quarter of 2012 and 2011 are summarized below:

	Q3 2012		Q3 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,474,710	65	1,432,064	68	42,646	3
AutomotiveEC	190,577	9	173,893	8	16,684	10
Other Web EDI	47,615	2	46,241	2	1,374	3
EnterpriseEC	475,792	21	372,431	17	103,361	28
Other products and services	72,262	3	97,447	5	(25,185)	(26)

Total	$2,260,956	100	2,122,076	100	138,880	7

•	Revenue from GroceryEC increased 3% due to increased volume of transactions processed.

•	Revenue from AutomotiveEC increased 10% due to increased volume of transactions processed from existing customers and from new customers who are suppliers of a Canadian automotive company.

•

Revenue from EnterpriseEC, the Company’s value added network (VAN), increased 28% due to increased VAN services revenue from small customers, increased volume of EDI transactions processed for large grocery companies and increased revenue from the Company’s integration solutions. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

•	Revenue from other products and services decreased 26%, primarily due to decreased web-based testing and certification revenue.

Merkur Group Revenue

Revenue from the sale of software-based products and services sold by Merkur Group in the third quarter of 2012 and 2011 are summarized below:

	Q3 2012		Q3 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$29,440	9	39,179	12	(9,739)	(25)
Hardware	—	—	6,582	2	(6,582)	(100)
Professional services	34,204	11	41,570	13	(7,366)	(18)

	63,644	20	87,331	27	(23,687)	(27)

Maintenance contracts	227,707	72	225,946	69	1,761	1
On demand	20,617	7	8,847	3	11,770	133
Other	3,805	1	3,474	1	331	10

	252,129	80	238,267	73	13,862	6

Total	$315,773	100	325,598	100	(9,825)	(3)

Revenue from the sale of software, hardware, and professional services decreased $23,687 , as general economic conditions continue to exert a dampening effect on the sales of software and related products. This decrease was partially offset by revenue from the sale of on demand services, which increased $11,770.

Revenue from customers in foreign locations

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived approximately 3% of revenue from these customers in the three-month periods ended September 30, 2012 and 2011. The Company has no facilities or operations in foreign locations.

Net income

Net income for the third quarter of 2012 compared to the third quarter of 2011 is summarized below.

			Increase
	Q3 2012	Q3 2011	Amount	%
Edict Systems	$518,220	429,707	88,513	21
Merkur Group	48,205	39,812	8,393	21
Amortization of intangible assets, net of income tax effects	(9,688)	(13,977)	4,289	31

Net income	$556,737	455,542	101,195	22

Net income increased $101,195 primarily as a result of the following:

•	Revenue increased $129,055 primarily from the sale of Web EDI products and services sold by Edict Systems.

•	Personnel-related costs and expenses decreased $50,122 primarily due to reductions of fringe benefits, sales commissions, and sales and marketing salaries.

Partially offsetting the above increases to net income were the following:

•

Building rent and rent-related expenses increased $27,904 in the third quarter of 2012 compared to the same quarter last year as a result of relocation to a new corporate office in the fourth quarter of 2011.

•	Income tax expenses increased $51,829 due to increased income before income taxes.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was 61% in the third quarter of 2012 and 2011. The increased revenue of $129,055 was partially offset by increased technical personnel-related salaries and fringe benefits and increased technical consulting expense.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased $68,265, or 9%, in the third quarter of 2012 compared to the third quarter of 2011 due primarily to reduced sales and marketing personnel-related and travel expenses of $108,514, partially offset by increased building rent and rent-related expenses of $27,904. Marketing, general and administrative expenses as a percent of sales declined to 28% in the third quarter of 2012 from 33% in the third quarter of 2011.

Results of Operations: Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue

Revenue for the Company in the first nine months of 2012 increased 7% compared to the first nine months of 2011. Revenue for Edict Systems increased 8% and revenue for Merkur Group was level with 2011.

	Nine months ended September 30, 2012		Nine months ended September 30, 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$6,573,107	87	6,091,959	85	481,148	8
Merkur Group	1,015,311	13	1,015,759	15	(448)	—

Revenue	$7,588,418	100	7,107,718	100	480,700	7

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the first nine months of 2012 and 2011 are summarized below:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$4,370,474	66	4,166,892	69	203,582	5
AutomotiveEC	587,022	9	503,487	8	83,535	17
Other Web EDI	127,272	2	141,610	2	(14,338)	(10)
EnterpriseEC	1,320,580	20	1,092,560	18	228,020	21
Other products and services	167,759	3	187,410	3	(19,651)	(10)

Total	$6,573,107	100	6,091,959	100	481,148	8

•	Revenue from GroceryEC increased 5% due to increased volume of transactions processed.

•	Revenue from AutomotiveEC increased 17% due to increased volume of transactions processed from existing customers, and from new customers who are suppliers of a Canadian automotive company.

•

Revenue from EnterpriseEC, the Company’s value added network, increased 21% due to increased volume of EDI transactions processed for large grocery companies and increased revenue from the Company’s integration solutions. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to adversely affect revenue growth for EnterpriseEC.

Merkur Group Revenue

Revenue from the sale of software-based products and services sold by Merkur Group in the first nine months of 2012 and 2011 are summarized below:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$120,571	12	97,131	9	23,440	24
Hardware	20,961	2	58,289	6	(37,328)	(64)
Professional services	109,804	11	139,770	14	(29,966)	(21)

	251,336	25	295,190	29	(43,854)	(15)

Maintenance contracts	697,872	69	690,055	68	7,817	1
On demand	54,906	5	19,196	2	35,710	186
Other	11,197	1	11,318	1	(121)	(1)

	763,975	75	720,569	71	43,406	6

Total	$1,015,311	100	1,015,759	100	(448)	1

Revenue from the sale of software, hardware, and professional services decreased $43,854 , as general economic conditions continue to exert a dampening effect on the sales of software and related products. This decrease was partially offset by revenue from the sale of on demand services, which increased $35,710.

Revenue from customers in foreign locations

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived less than 4% of revenue from these customers in the nine-month periods ended September 30, 2012 and 2011. The Company has no facilities or operations in foreign locations.

Net Income

Net income for the first nine months of 2012 compared to the first nine months of 2011 is summarized below:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase
			Amount	%
Edict Systems	$1,310,895	1,141,853	169,042	15
Merkur Group	175,195	133,166	42,029	32
Amortization of intangible assets, net of income tax effects	(37,641)	(41,930)	4,289	10

Net Income	$1,448,449	1,233,089	215,360	17

Net income increased $215,360 primarily as a result of the following:

•	Revenue increased $480,700 primarily due to the sale of Web EDI products and services sold by Edict Systems.

•	Sales and marketing personnel-related costs and expenses decreased $51,798 due to reduced personnel and sales commissions.

•	Travel and advertising expenses were reduced $28,296.

Partially offsetting the above increases to net income were the following:

•	Building rent and rent-related expenses increased $89,870 resulting from the fourth quarter 2011 relocation to a new corporate office.

•

The Company completed development of its new version of its Web EDI service in the first nine months of 2011, when it capitalized $40,636 to Software Development Costs. No such costs were capitalized during the first nine months of 2012. The Company amortized $87,368 of previously capitalized software development costs in the first nine months of 2012 compared to $58,244 in the first nine months of 2011. As a result, technical wages and salaries and amortization expenses were $69,760 higher in the first nine months of 2012 than in the first nine months of 2011.

•	Technical consulting expense increased $65,562 in the first nine months of 2012 for the ongoing process of implementing the new Web EDI version.

•	Income tax expenses increased $110,094 as a result of the increased net income in the first nine months of 2012.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was 60% in both the first nine months of 2012 and 2011, as increased revenue was sufficient to offset the increased wages, consulting, and amortization expense from the development and implementation of its new Web EDI service.

Marketing, general and administrative expenses

Marketing, general and administrative decreased $1,980 in the first nine months of 2012 compared to the first nine months of 2011, and declined from 34% of revenue in the first nine months of 2011 to 31% of revenue in the first nine months of 2012.

Liquidity and Capital Resources

The Company increased cash and cash equivalents $1,654,435 in the first nine months of 2012 compared to $990,255 in the first nine months of 2011. The Company paid cash dividends of $667,226 in the first nine months of 2011, but paid no dividends in the first nine months of 2012.

On November 5, 2012, the Company’s Board of Directors announced it is considering payment of a potential special cash dividend. As of September 30, 2012 and through the date of this Form 10-Q report, November 9, 2012, the Board of Directors has not declared any such cash dividend. The Board anticipates that if the dividend is declared, it would be paid in December 2012. The dividend is dependent on the outcome of the stock splits and the share repurchase program described in Note 7 to the Financial Statements and the Company’s cash flow.

Management believes that the Company will have sufficient financial resources to meet business requirements for the next 12 months, to pay the potential cash dividend described above, and to fund growth and other business and financial initiatives.

Changes in Consolidated Condensed Balance Sheet from December 31, 2011 to September 30, 2012

Significant changes in the Consolidated Condensed Balance Sheet that occurred in the first nine months of 2012, and that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are as follows:

•	Accounts receivable increased $142,552 due primarily to the timing of software maintenance billings and increased billings for the development of applications designed to meet customer specifications.

•

Accounts payable increased $70,755 primarily due to the timing of costs associated with software maintenance billings and an invoice for infrastructure improvements payable in the fourth quarter of 2012.

•	Accrued salaries and other expenses increased $80,693 due to the timing of payroll periods and increased accrual of earned but unpaid vacation pay.

•

Deferred revenue increased $119,554 due to the timing of software maintenance billings and due to the deferral of increased amounts for billings for applications designed to meet specific customer specifications for services to be performed in future periods.

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

Based upon the controls evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure; and that the Company’s disclosure controls and procedures were effective during the period covered by the Company’s report on Form 10-Q for the quarterly period ended September 30, 2012.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description	Method of Filing

3(i)	Amended Certificate of Incorporation	Previously filed (A)

3(ii)	By-laws	Previously filed (B)

4	Instruments defining the rights of security holders including indentures	Previously filed (C)

10.1	Commercial Lease Agreement (Ohio) between Jon Asian, LLC and Edict Systems, Inc.	Previously filed (D)

31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

32.2	Section 1350 Certification	Filed herewith

101.INS*	XBRL Instance Document	Submitted electronically

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically

Exhibit Number	Description	Method of Filing

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically

(A)	Filed with Form 10-K filed as of March 30, 2010
(B)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(C)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
(D)	Filed with Form 8-K on February 6, 2012.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation
(Registrant)

November 9, 2012	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

November 9, 2012	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors