Form 10-K
period 2012-12-31
ADVANT E CORP
filed 2013-03-28
CIK 925043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the closing price of the common stock as reported by the OTC Markets OTCQB on such date, was $7,233,002.

The number of shares of outstanding common stock of the issuer as of March 28, 2013 was 59,673,640.

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

Strategy

The Company is a leading provider of hosted B2B solutions that provides services to the marketplace for the broadest possible use. By focusing on vertical markets within the B2B marketplace along with providing horizontal solutions, the Company intends to target a broad potential customer base.

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

The strategy for Merkur Group, Inc. is to target additional customers for automating outbound documents and to increase inbound document processing installations by targeting existing outbound-only customers. Merkur also intends to identify and target specific vertical applications for both inbound and outbound document processing opportunities as well as additional ERP and CRM packages with which it can integrate.

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

Employees

The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that challenges and rewards employees and encourages development of their careers, professionalism, and entrepreneurship. As of March 28, 2013, the Company had a total of sixty-seven (67) full-time employees and three (3) part-time employees. Fifty-one (51) employees are technical personnel engaged in developing, maintaining or providing technical support for the Company’s products and services, eleven (11) employees are marketing and sales personnel and eight (8) are involved in administration and finance.

Research and Development

Expenditures for research and development were nominal in 2012 and 2011.

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

Reports to Security Holders

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-K and quarterly Form 10-Q, and other information with the Securities and Exchange Commission (“SEC”). In addition, we will, upon request, furnish shareholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information. We will provide without charge to each person who receives a copy of this Form 10-K, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-K (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to Advant-e Corporation, Attention: Investor Relations, 2434 Esquire Dr., Beavercreek, OH 45431, telephone 937-429-4288.

For further information with respect to the Company, reference is made to all other reports and information that we have filed with the SEC, which may be inspected and copied at the public reference facilities of the SEC in Washington D.C. Copies of such material can be obtained from the Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Further information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Visitors to the site may access such information by searching the EDGAR database. Our Internet addresses (web sites) are www.advant-e.com, www.edictsystems.com, and www.merkur.com.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.	Properties.

Edict Systems, Inc. leases a 19,000 square foot building located in Beavercreek, Ohio that serves as the corporate office and principal place of business of the Registrant and both its subsidiaries, Edict Systems, Inc. and Merkur Group, Inc. Payments are $12 per square foot, or $228,000 per year, plus all building expenses, including interior and exterior maintenance, structural repairs, taxes, insurance, utilities and all other related expenses. The lease expires on October 31, 2016 and has no renewal options.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, during the periods indicated, the range of high and low bid prices for the Company’s Common Stock (symbol “ADVC”) on the OTC Markets OTCQB. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions

	Dividends	High	Low
2012
Quarter ended:
March 31, 2012	$.000	0.280	0.220
June 30, 2012	.000	0.270	0.110
September 30, 2012	.000	0.280	0.200
December 31, 2012	.020	0.280	0.220
2011
Quarter ended:
March 31, 2011	.000	0.250	0.200
June 30, 2011	.020	0.280	0.200
September 30, 2011	.000	0.300	0.200
December 31, 2011	.000	0.250	0.030

As of March 28, 2013 the Company had approximately 283 registered holders of record of common stock. Some of those registered holders are brokers who are holding shares for multiple clients in street name. Accordingly, the Company believes the number of actual shareholders of common stock exceeds the number of registered holders of record.

On December 12, 2012, the Company’s Board of Directors declared a special cash dividend of $0.02 per share, totaling $1,235,405, that was paid on December 28, 2012.

The 2012 and other prior dividend declarations, however, are not meant to indicate that the Company will necessarily declare and pay a dividend in 2013 and beyond on a regular basis. Any dividend payments are at the discretion of the Board of Directors. Dividend payments depend on various facts and circumstances including, but not limited to, the Company’s earnings and financial position, general economic conditions, opportunities for the Company’s development and expansion, and other pertinent factors.

No securities are authorized for issuance under share-based compensation plans.

Issuer Purchases of Equity Securities

On November 5, 2012 the Company announced a share repurchase program until December 31, 2013 for up to $2,000,000 in fair market value of the Company’s common stock on the open market or in privately negotiated transactions. The following table summarizes the share repurchase program by month during the fourth quarter of 2012:

Period	(a) Total number of shares purchased	(b) Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 2012	1,745,000	$.265	1,745,000	$1,536,977
December 2012	4,903,950	$.249	4,903,950	$316,352

Total	6,648,950	$.253	6,648,950	$316,352

a.	The Company’s sole share repurchase plan was announced on November 5, 2012.
b.	The dollar amount of the of the share repurchase plan is up to $2 million.
c.	The expiration date is December 31, 2013.
d.	No share repurchase plan has expired during any month in the fourth quarter of 2012.
e.	The Company has NOT determined to terminate the share repurchase plan prior to the scheduled expiration date.

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2012 Results Compared to 2011

Executive Summary

•	Revenue in 2012 of $10,106,048 increased by $517,513, or 5%, compared to 2011 primarily from the sale by Edict Systems of Web EDI and EnterpiseEC products and services.

•

Net income in 2012 of $2,000,842 increased by $289,462, or 17%, due primarily to the additional gross margin earned on increased revenue from products sold by Edict Systems and reduced personnel-related expenses in sales and marketing.

•	The Company generated net cash flows from operating activities of $2,282,577 in 2012, compared to $1,961,435 in 2011, primarily on the strength of net income in both years.

•	The Company in 2012 declared and paid a special cash dividend of $.02 per share, totaling $1,235,405.

•	The Company in 2012 purchased 6,648,950 common shares for $1,683,648 pursuant to a $2,000,000 stock repurchase program.

Revenue

Revenue in 2012 increased by 5% compared to 2011. Revenue for Edict Systems increased by 6% and revenue for Merkur Group decreased by 1%.

	2012		2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$8,778,374	87	8,244,583	86	533,791	6
Merkur Group	1,327,674	13	1,343,952	14	(16,278)	(1)

Revenue	$10,106,048	100	9,588,535	100	517,513	5

Edict Systems Revenue

Revenue from the sale of Internet-based Electronic Data Interchange (EDI) products and services sold by Edict Systems in 2012 and 2011 is summarized below:

	2012		2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$5,822,386	66	5,597,272	68	225,114	4
AutomotiveEC	780,047	9	705,569	9	74,478	11
Other Web EDI	180,544	2	183,002	2	(2,458)	(1)
EnterpriseEC	1,781,893	20	1,520,365	18	261,528	17
Other products and services	213,504	3	238,375	3	(24,871)	(10)

Total	$8,778,374	100	8,244,583	100	533,791	6

•	Revenue from GroceryEC increased 4% due to increased volume of transactions processed.

•	Revenue from AutomotiveEC increased 11% due to increased volume of transactions processed from existing customers and from new customers who are suppliers of a Canadian automotive company.

•

Revenue from EnterpriseEC, the Company’s value added network (VAN), increased by 17% due to increased volume of EDI transactions processed for large grocery companies, increased revenue from the Company’s integration solutions, and increased volume of transactions processed for small customers. Despite this increase, pricing pressures and the availability of alternate connectivity options continue to impact revenue growth for EnterpriseEC.

•	Revenue from other products and services decreased 10%, primarily due to decreased web-based testing and certification revenue.

Merkur Group Revenue

Revenue from the sale of software based products and services sold by Merkur Group in 2012 and 2011 is summarized below:

	2012		2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Software	$137,370	10	119,570	9	17,800	15
Hardware	28,251	2	61,701	5	(33,450)	(54)
Professional services	138,704	11	177,570	13	(38,866)	(22)

	304,325	23	358,841	27	(54,516)	(15)

Maintenance contracts	932,664	70	936,269	70	(3,605)	—
On-demand solutions	75,633	6	34,022	2	41,611	122
Other	15,052	1	14,820	1	232	2

	1,023,349	77	985,111	73	38,238	4

Total	$1,327,674	100	1,343,952	100	(16,278)	(1)

Revenue from the sale of software, hardware, and professional services decreased $54,516, as general economic conditions continue to exert a moderating effect on the sales of software and related products. This decrease was partially offset by revenue from the sale of on-demand services, which increased $41,611.

Revenue from customers in foreign locations

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived less than 4% of revenue from these customers in the years ended December 31, 2012 and 2011. The Company has no facilities or operations in foreign locations.

Net Income

Net income in 2012 compared to 2011 is summarized and discussed below:

			Increase
	2012	2011	Amount	%
Edict Systems	$1,828,146	1,596,895	231,251	14
Merkur Group	220,025	170,392	49,633	29
Amortization of intangible assets, net of income tax effects	(47,329)	(55,907)	8,578	15

Net Income	$2,000,842	1,711,380	289,462	17

Net income increased due to the following:

•	Revenue increased by $517,513 primarily from the sale by Edict Systems of Web EDI and EnterpiseEC products and services.

•	Personnel-related marketing, general and administrative expenses decreased by $135,043 primarily in sales and marketing.

Partially offsetting the above increases to net income were the following:

•	Technical personnel-related expenses increased by $165,045.

•	Rent-related expenses increased by $80,290 due to the relocation to a new corporate office in the fourth quarter of 2011.

•	Income tax expense increased by $148,058 due to increased income before income taxes.

Gross margin and cost of revenue

Gross margin, as a percent of revenue, was 61% in 2012 and 2011. The increased revenue of $517,513 was sufficient to cover the increased cost of revenue (primarily technical personnel-related expenses) and thereby maintain the 61% gross margin.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased $101,760, or 3%, in 2012 compared to 2011 due primarily to reduced personnel-related and travel expenses in sales and marketing, partially offset by increased building rent and rent-related expenses. As a percent of sales, marketing, general and administrative expenses declined to 31% in 2012 from 34% in 2011.

Liquidity and Capital Resources

In 2012, the Company generated net cash flows from operating activities of $2,282,577 compared to $1,961,435 in 2011, primarily from net income adjusted for non-cash expenses. Also in 2012, the Company paid a special cash dividend of $1,235,405, made infrastructure improvements totaling $253,640, and purchased 6,648,950 common shares of its common stock at a cost of $1,683,648 pursuant to a $2,000,000 stock repurchase program announced in November 2012.

On December 13, 2012, the Company announced the abandonment of a previously announced reverse/forward stock split, which was expected to be executed in preparation for the Company’s voluntary suspension of its obligation to file periodic reports with the SEC. Although the Company is committed to accomplishing this voluntary suspension, no action has been taken as of the filing of this Form 10-K.

Management believes that the Company will have sufficient financial resources to meet business requirements for the next 12 months, to fund growth and other business and financial initiatives, and to achieve the Company’s voluntary suspension of its obligation to file periodic reports with the SEC. The Company has available an unused line of credit in the amount of $1.5 million. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on May 25, 2013, when it is expected to be renewed. The line of credit is guaranteed by the Company’s Chief Executive Officer and majority shareholder.

Changes in Consolidated Balance Sheet from December 31, 2011 to December 31, 2012

Significant changes in the Consolidated Balance Sheet that occurred during 2012, and that are not described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are as follows:

•	Accounts receivable increased by $106,465 due primarily to a billing in December 2012 for $80,690 for software and related products. The billing was included in deferred revenue at December 31, 2012.

•	Accounts payable increased by $186,550 primarily due to costs of infrastructure improvements in the fourth quarter of 2012.

•

Deferred revenue increased by $143,654 due to the billing in December 2012 for $80,690 for software and related products described above, the timing of software maintenance billings, and increased billings for applications designed to meet specific customer specifications for services to be performed in future periods.

Capitalized development costs

The following table sets forth the cost and accumulated amortization of the products comprising the Software Development Costs asset at December 31, 2012:

Product	Cost	Accumulated Amortization	Net
Web EDI, new version	$579,459	433,848	145,611

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

Fourth Quarter Results

The Company’s operating results in the fourth quarter of 2012 compared to the fourth quarter of 2011 are as follows:

	Fourth Quarter 2012	Fourth Quarter 2011
Revenue	$2,517,630	2,480,817
Cost of revenue	953,835	928,376

Gross margin	1,563,795	1,552,441
Marketing, general and administrative expenses	727,143	826,923

Operating income	836,652	725,518
Other income (expense), net	529	(403)

Income before income taxes	837,181	725,115
Income tax expense	284,788	246,824

Net income	$552,393	478,291

Earnings per share – basic and diluted	$0.008	0.008

Revenue

Revenue in the fourth quarter of 2012 increased 1% compared to the fourth quarter of 2011. Revenue for Edict Systems increased 2% and revenue for Merkur Group decreased by 5%.

	Q4 2012		Q4 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Edict Systems	$2,205,267	88	2,152,624	87	52,643	2
Merkur Group	312,363	12	328,193	13	(15,830)	(5)

Revenue	$2,517,630	100	2,480,817	100	36,813	1

Edict Systems Revenue

Revenue from the sale of Internet based Electronic Data Interchange (EDI) products and services sold by Edict Systems in the fourth quarter of 2012 and 2011 is summarized below:

	Q4 2012		Q4 2011		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Web EDI
GroceryEC	$1,451,913	66	1,430,380	67	21,533	2
AutomotiveEC	193,025	9	202,082	9	(9,057)	(4)
Other Web EDI	53,272	2	41,392	2	11,880	29
EnterpriseEC	461,312	21	427,805	20	33,507	8
Other products and services	45,745	2	50,965	2	(5,220)	(10)

Total	$2,205,267	100	2,152,624	100	52,643	2

•	Revenue from GroceryEC increased by 2% due to increased volume of transactions processed.

•

Revenue from EnterpriseEC increased 8% due to increased volume of EDI transactions processed for large grocery companies, increased revenue from the Company’s integration solutions, and increased volume of transactions processed for small customers.

Merkur Group Revenue

Revenue for Merkur Group decreased by $15,830, or 5%, in the fourth quarter of 2012 compared to the fourth quarter of 2011due primarily to reduced sales of software and related products.

Revenue from customers in foreign locations

The Company has customers located in areas outside the United States, principally in Canada and to a lesser extent in Mexico, Europe, and Puerto Rico. The Company derived less than 4% of revenue from these customers in the three-month periods ended December 31, 2012 and 2011. The Company has no facilities or operations in foreign locations.

Net Income

Net income in the fourth quarter of 2012 compared to the fourth quarter in 2011 is summarized and discussed below:

			Increase
	Q4 2012	Q4 2011	Amount	%
Edict Systems	$517,251	455,042	62,209	14
Merkur Group	44,830	37,226	7,604	20
Amortization of intangible assets, net of income tax effects	(9,688)	(13,977)	4,289	31

Net Income	$552,393	478,291	74,102	15

Net income increased due to the following:

•	Revenue increased by $36,813 primarily from the sale by Edict Systems of Web EDI and EnterpriseEC products and services.

•	Personnel-related expenses decreased by $30,385 primarily in sales and marketing.

•	Rent, communications and other building expense decreased by $42,604 resulting from the closing in the fourth quarter of 2011 of an office used by Merkur Group.

Partially offsetting the above increases to net income was increased income tax expenses of $37,964, due to increased income before income taxes.

Gross margin and cost of revenue

The Company’s gross margin, as a percent of revenue, was 62% in the fourth quarter of 2012 compared to 63% in the fourth quarter of 2011. The increased revenue of $36,813 was sufficient to cover the increased technical personnel-related expenses, but not sufficient to maintain the gross margin.

Marketing, general and administrative expenses

Marketing, general and administrative expenses decreased $99,780, or 12%, in the fourth quarter of 2012 due primarily to reduced personnel-related and travel expenses in sales and marketing and decreased rent, communications and other building expenses from the closing of the Merkur Group office in the fourth quarter of 2011. As a result of these expenses reductions and the increased revenue described above, marketing, general and administrative expenses as a percent of sales declined to 29% in the fourth quarter of 2012 from 33% in the fourth quarter of 2011.

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

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s consolidated condensed financial statements, see Note 1: Recently Issued Accounting Pronouncements in the Notes to Consolidated Condensed Financial Statements of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

List of Financial Statements

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Advant-e Corporation

Beavercreek, Ohio

We have audited the accompanying consolidated balance sheets of Advant-e Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advant-e Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ J.D. Cloud & Co. L.L.P.
J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

March 28, 2013

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,709,857	3,459,402
Accounts receivable, net	890,704	784,239
Prepaid software maintenance costs	228,500	190,429
Prepaid expenses and deposits	80,283	107,871
Prepaid income taxes	13,826	1,910
Deferred income taxes	235,954	207,336

Total current assets	4,159,124	4,751,187
Software development costs, net	145,611	262,102
Property and equipment, net	310,026	171,199
Goodwill	1,474,615	1,474,615
Other intangible assets, net	88,082	159,796

Total assets	$6,177,458	6,818,899

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$298,952	112,402
Accrued salaries and other expenses	168,556	205,334
Deferred revenue	892,482	748,828

Total current liabilities	1,359,990	1,066,564
Deferred income taxes	181,800	198,456

Total liabilities	1,541,790	1,265,020

Shareholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 66,722,590 shares issued; 60,073,640 shares outstanding at December 31, 2012 and 66,722,590 shares outstanding at December 31, 2011	66,723	66,723
Paid-in capital	1,936,257	1,936,257
Retained earnings	4,316,336	3,550,899
Treasury shares, at cost, 6,648,950 shares at December 31, 2012	(1,683,648)	—

Total shareholders’ equity	4,635,668	5,553,879

Total liabilities and shareholders’ equity	$6,177,458	6,818,899

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2012 and 2011

	2012	2011
Revenue	$10,106,048	9,588,535
Cost of revenue	3,960,341	3,778,885

Gross margin	6,145,707	5,809,650
Marketing, general and administrative expenses	3,114,288	3,216,048

Operating income	3,031,419	2,593,602
Other income, net	2,233	2,530

Income before income taxes	3,033,652	2,596,132
Income tax expense	1,032,810	884,752

Net income	$2,000,842	1,711,380

Earnings per share – basic and diluted	$0.030	0.026

Weighted average shares outstanding – basic and diluted	66,287,278	66,722,590

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012 and 2011

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Shares	Total
Balance January 1, 2011	$66,723	1,936,257	3,173,971	—	5,176,951
Net income			1,711,380		1,711,380
Dividends ($0.02 per share)			(1,334,452)		(1,334,452)

Balance December 31, 2011	66,723	1,936,257	3,550,899	—	5,553,879
Net income			2,000,842		2,000,842
Dividend ($0.02 per share)			(1,235,405)		(1,235,405)
Purchase of shares				(1,683,648)	(1,683,648)

Balance December 31, 2012	$66,723	1,936,257	4,316,336	(1,683,648)	4,635,668

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$2,000,842	1,711,380
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	114,618	146,036
Amortization of software development costs	116,491	87,366
Amortization of other intangible assets	71,714	84,712
Loss on disposal of assets	195	1,003
Deferred income taxes	(45,274)	(99,718)
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	(106,465)	(41,219)
Prepaid software maintenance costs	(38,071)	(16,416)
Prepaid expenses and deposits	27,588	(8,637)
Prepaid income taxes	(11,916)	(1,910)
Accounts payable	45,979	32,416
Income taxes payable	—	(33,619)
Accrued salaries and other expenses	(36,778)	25,023
Deferred revenue	143,654	75,018

Net cash flows from operating activities	2,282,577	1,961,435

Cash flows from investing activities:
Purchases of property and equipment	(113,069)	(90,117)
Software development costs	—	(40,636)

Net cash flows from investing activities	(113,069)	(130,753)

Cash flows from financing activities:
Purchase of treasury shares	(1,683,648)	—
Dividends paid	(1,235,405)	(1,334,452)

Net cash flows from financing activities	(2,919,053)	(1,334,452)

Net increase (decrease) in cash and cash equivalents	(749,545)	496,230
Cash and cash equivalents, beginning of year	3,459,402	2,963,172

Cash and cash equivalents, end of year	$2,709,857	3,459,402

Supplemental disclosures of cash flow items:
Income taxes paid	$1,090,000	1,020,000
Non-cash item:
Purchases of property and equipment on account	$140,571	—

The accompanying notes are an integral part of the financial statements.

ADVANT-E CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management generally considers account balances that are over 90 days old as having a high probability of uncollectibility, and typically includes those amounts in the valuation allowance. In addition, management individually reviews accounts receivable balances and, based on an assessment of current creditworthiness, estimates the account balances that will not be collected and includes those amounts, if any, in the valuation allowance. Accounts deemed uncollectible are charged off to the valuation allowance.

The allowance for uncollectible accounts was $30,000 and $29,000 at December 31, 2012 and 2011, respectively.

Software Development Costs

The Company accounts for the costs of computer software that it develops for internal use and costs associated with operation of its web sites in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other” by capitalizing those costs. Such capitalized costs represent solely the salaries and benefits of employees working on the graphics and content development stages, or adding functionality or features. In accordance with ASC Topic 350, overhead, general and administrative and training costs are not capitalized. The Company accounts for the costs of computer software that it sells, leases and markets as a separate product in accordance with ASC Topic 985, “Software”. Capitalized costs are amortized by the straight-line method over the remaining estimated economic lives of the software application, generally three years, and are reported at the lower of unamortized cost or net realizable value.

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

Management assesses goodwill for impairment on an annual basis at year-end, and between annual tests if an event occurs or circumstances change that may more likely than not reduce the fair value of the reporting unit below its carrying value. Significant management judgment is required in assessing the impairment of goodwill, including the assignment of assets and liabilities and determination of fair value. Management uses the discounted cash flow method, which requires significant judgments and assumptions for estimates of future cash flows, growth rate, and useful life of the cash flows, and determination of the cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any. Management completed the required annual impairment test and determined that goodwill was not impaired at December 31, 2012.

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

The Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. In determining its tax positions, the Company assumes that the positions will be examined by the appropriate taxing authority and the taxing authority would have full knowledge of all relevant information. The measurement of tax positions is based on managements’ best judgment of the amount the Company would ultimately accept in a settlement with taxing authorities. Tax years subsequent to 2008 remain subject to examination by the Internal Revenue Service. At December 31, 2012 there were no uncertain tax positions.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the year.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $12,540 and $20,133 in 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standard Update (ASU) No. 2012-02, “Intangibles-Goodwill and Other.” The objective of this update is to give entities the option of considering qualitative factors first when attempting to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity need not take further action; however, if an entity concludes otherwise, then it must perform the quantitative impairment test by comparing the fair value of the impaired asset with its carrying amount. An entity may also bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test and resume the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated condensed financial statements.

In December 2011, the FASB issued ASU No. 2011-28, “Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2011-28 amends ASC Topic 305 requiring an entity that has recognized goodwill and has one or more reporting units whose carrying amount for the purposes of performing Step 1 of the impairment test is zero or negative to perform Step 2 of the goodwill impairment test. The changes to the ASC as a result of this update are effective for interim periods and fiscal years beginning after December 15, 2011. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

Note 2: Software Development costs

Software development costs at December 31, 2012 and 2011 and the changes during the years then ended are summarized as follows:

	Cost	Accumulated Amortization	Net
Balance, January 1, 2011	$1,821,567	1,512,735	308,832
Additions	40,636	—	40,636
Amortization expense	—	87,366	(87,366)

Balance, December 31, 2011	1,862,203	1,600,101	262,102
Amortization expense	—	116,491	(116,491)

Balance, December 31, 2012	$1,862,203	1,716,592	145,611

Software development costs are for internal use software and for website development and related enhancements. The balance consists primarily of development costs related to the latest version of the Company’s Web EDI service. The majority of the enhancements related to this upgrade have been completed.

Note 3: Property and Equipment

Property and equipment consists of the following at December 31:

	2012	2011
Computer and office equipment	$1,210,847	1,386,131
Computer software	294,808	273,321
Leasehold improvements	22,125	16,575

	1,527,780	1,676,027
Accumulated depreciation	(1,217,754)	(1,504,828)

Property and equipment, net	$310,026	171,199

Note 4: Intangible Assets

Other intangible assets consist of the following at December 31:

	2012	2011
Contractual vendor relationships	$130,000	130,000
Customer relationships	185,000	185,000
Proprietary computer software	226,000	226,000

	541,000	541,000
Accumulated amortization	(452,918)	(381,204)

Other intangible assets, net	$88,082	159,796

Related amortization expense was $71,714 in 2012 and $84,712 in 2011. Amortization over the next two years will be $58,714 in 2013, and $29,368 in 2014 when the assets will be fully amortized.

Note 5: Income Taxes

Income tax expense consists of the following:

	2012	2011
Current expense	$1,078,084	984,470
Deferred benefit	(45,274)	(99,718)

Total income tax expense	$1,032,810	884,752

Deferred income taxes consisted of the following at December 31:

	2012	2011
Deferred income tax assets:
Deferred revenue	303,444	254,602
Allowance for doubtful accounts and reserve for office closing costs	10,200	17,479

Total deferred income tax assets	313,644	272,081

Deferred income tax liabilities:
Capitalized software costs, net of accumulated amortization	49,508	89,117
Depreciation for tax purposes in excess of depreciation for financial reporting purposes	102,356	55,018
Prepaid software maintenance costs	77,690	64,745
Other intangible assets	29,936	54,321

Total deferred income tax liabilities	259,490	263,201

Net deferred income tax asset	$54,154	8,880

Note 6: Line of Credit

At December 31, 2012, the Company has a $1,500,000 bank line of credit. Borrowings under the line of credit accrue interest at the bank’s prime commercial rate, are collateralized by substantially all of the assets of the Company’s subsidiaries, and are payable in full when the line of credit expires on May 25, 2013. Interest is payable monthly. Borrowings under the line of credit are guaranteed by the Company’s Chief Executive Officer. No borrowings were outstanding throughout 2011 and 2012.

Note 7: Profit Sharing Plan

The Company has 401(k) plans covering employees who choose to participate in the plans. The Company’s contributions to the plans, made in accordance to the terms of the plans, were $35,818 and $23,919 in 2012 and 2011, respectively.

Note 8: Financial Instruments and Concentration of Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of deposits in high quality financial institutions that include large regional and national banks, and accounts receivable. The Company’s policy is to manage those accounts so that the balances do not exceed federally insured limits as far as is practical. As a result, some bank deposits at times exceed federally insured limits. Credit risk with respect to trade accounts receivable is limited due to the large number of primarily domestic customers who are geographically dispersed.

Merkur Group, Inc. buys its software for resale and certain maintenance and support contracts predominantly from a single supplier. Purchases from this supplier were $508,159 and $477,799 during 2012 and 2011, respectively. Currently, the Company has a contract with that supplier that is renewable annually unless cancelled by either party. Similar software is available from other sources.

Note 9: Operating Leases

The Company has two non-cancellable operating leases at December 31, 2012, consisting of a lease for the corporate and administrative office of the Company that requires rental payments and payments for taxes, insurance, maintenance and structural repairs, and other operating expense, expiring on October 31, 2016; and an equipment lease that expires on June 30, 2013.

The lease for the Company’s corporate and administrative offices, which became effective on November 1, 2011, is with a related party entity that is wholly-owned by the Company’s CEO and majority shareholder.

Lease expense was $341,872 in 2012 and $224,457 in 2011, including $339,745 in 2012 and $63,334 in 2011 for base rent, taxes, insurance, maintenance and other operating expenses for the building lease with the related party.

Total minimum annual lease payments under these three non-cancellable operating lease agreements are as follows:

	Related Party	Other	Total
2013	$228,000	1,064	229,064
2014	228,000	—	228,000
2015	228,000	—	228,000
2016	190,000	—	190,000

Total	$874,000	1,064	875,064

Note 10: Segment Reporting

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

The following is segment information for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue	$8,778,374	1,327,674	—	10,106,048
Income before income taxes	2,771,763	333,603	(71,714)	3,033,652
Income tax expense	943,617	113,578	(24,385)	1,032,810
Net income	1,828,146	220,025	(47,329)	2,000,842
Expenditures for property and equipment	251,476	2,164	—	253,640
Depreciation and amortization	231,049	60	71,714	302,823
Interest income	1,647	956	—	2,603
Segment assets at December 31, 2012	3,111,381	1,489,554	1,576,523	6,177,458

	Year Ended December 31, 2011
	Internet-based	Software	Reconciling Items (a)	Total Consolidated
Revenue from external customers	$8,244,583	1,343,952	—	9,588,535
Revenue from inter-segment transactions	—	23,913	(23,913)	—

Total revenue	8,244,583	1,367,865	(23,913)	9,588,535

Income before income taxes	2,422,661	258,183	(84,712)	2,596,132
Income tax expense	825,766	87,791	(28,805)	884,752
Net income	1,596,895	170,392	(55,907)	1,711,380
Expenditures for property and equipment	90,117	—	—	90,117
Depreciation and amortization	229,937	3,465	84,712	318,114
Interest income	2,177	1,356	—	3,533
Segment assets at December 31, 2011	3,349,447	1,845,422	1,624,030	6,818,899

(a)	Reconciling items generally consist of the elimination of revenue for intersegment transactions, goodwill, other intangible assets and related amortization in connection with the Merkur Group, Inc. acquisition.

Revenue from customers located in areas outside the United States, principally in Canada, Mexico, and Puerto Rico, totaled less than 4% of consolidated revenue in both 2012 and 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, specifically the “Internal Control over Financial Reporting Guidance for Smaller Public Companies”. Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The names of the directors and executive officers of Advant-e Corporation as of December 31, 2012 their ages and the nature of all positions with Advant-e Corporation presently held by them are as follows:

Jason K. Wadzinski	48 President/CEO/Chairman of the Board of Directors

James E. Lesch	67 Chief Financial Officer/Director

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

No family relationship exists among directors and executive officers. No legal proceedings occurred during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer.

The Company’s Code of Ethics for its principal executive officer, principal financial officer, or controller is available on the Company’s website at www.advant-e.com. The Company will provide any person, without charge, a copy of the code of ethics upon receipt of a written request addressed to Advant-e Corporation, Attention: Investor Relations, 2434 Esquire Dr. Beavercreek, OH 45431.

Item 11.	Executive Compensation.

Name and Title	Year	Annual Salary	Board of Directors Fees	Employer 401(k) Contribution	Total Compensation

Jason K. Wadzinski President/CEO/Chairman of the Board of Directors	2012 2011	$180,000 180,000	20,000 20,000	2,620 1,800	202,620 201,800

James E. Lesch Chief Financial Officer/Member of the Board of Directors	2012 2011	180,000 180,000	20,000 20,000	2,631 1,800	202,631 201,800

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

The following tables set forth as of March 28, 2013, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(i) The following table has been completed for each Director of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2434 Esquire Dr. Beavercreek, OH 45431	36,585,080	0	61.3

(ii) The following table has been completed for each Executive Officer of the Company who owns Advant-e shares:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2434 Esquire Dr. Beavercreek, OH 45431	36,585,080	0	61.3

(iii) The following table has been completed for all Directors and Executive Officers of the Company as a group:

	Common Shares	Options	Percent of Class
All Officers and Directors as a Group (1 person)	36,585,080	0	61.3

(iv) The following table has been completed for those persons known to the Company as beneficial owners of five percent or more of the Company’s voting Common Stock:

Name and Address	Common Shares	Options	Percent of Class
Jason Wadzinski C/O Edict Systems, Inc. 2434 Esquire Dr. Beavercreek, OH 45431	36,585,080	0	61.3
Total shares outstanding at March 28, 2013	59,673,640

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On November 1, 2011 the Company moved its corporate and administrative offices to Beavercreek, Ohio to a building owned by Jon Asian, LLC, and an entity that is wholly-owned by Jason K. Wadzinski, the CEO, Chairman of the Board of Directors, and majority shareholder of Advant-e Corporation. In connection with this arrangement, Edict Systems, Inc. entered into a lease agreement that expires on October 31, 2016 and has no renewal options, with Jon Asian, LLC to lease the entire 19,000 square feet of the building for $12 per square foot, or $228,000 per year, plus payments for all building expenses including interior and exterior maintenance, structural repairs, taxes, insurance, utilities, and all other related expenses, estimated at $6.84 per square feet, or $130,000 per year, for a total of $18.84 per square foot, or $358,000 per year. Such expenses totaled $339,745, or $17.88 per square foot, in 2012 and $63,334, or $20.00 per square foot, in two months of 2011.

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

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the Registrant’s principal accountants were as follows:

	2012	2011
Audit Fees—for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s form 10-Q	$71,198	68,545
Audit-Related Fees
Research and consultation on various financial reporting and accounting matters	2,620	1,410
Tax Fees—preparation of federal tax returns and tax advice on various issues	6,500	6,500

Total	$80,318	76,455

Professional services rendered by the Registrant’s principal accountants are pre-approved by the Company’s Chief Executive Officer and majority shareholder.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description	Method of Filing

2	Plan of purchase of Merkur Group, Inc. on July 2, 2007	Previously filed (A)

3(i)	Articles of Incorporation	Previously filed (B)

3(ii)	By-laws	Previously filed (C)

4	Instruments defining the rights of security holders including indentures	Previously filed (D)

10.1	Commercial Lease Agreement (Ohio) between Jon Asian, LLC and Edict Systems, Inc.	Previously filed (E)

10.2	Agreement between Jon Asian, LLC, Edict Systems, Inc., and Advant-e Corporation	Previously filed (E)

14	Code of ethics	Previously filed (F)

21	Subsidiaries of the registrant	Previously filed (G)

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

101.INS*	XBRL Instance Document	Submitted electronically

101.SCH*	XBRL Taxonomy Extension Schema Document	Submitted electronically

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically

(A)	Filed with Form 8-K on July 2, 2007.
(B)	Filed with Form 10-K for the year ended December, 31, 2009 as filed March 30, 2011
(C)	Filed with Amendment No. 1 to Form 10-SB filed as of July 17, 2000
(D)	Form of Common Stock Certificate Filed with Amendment No. 2 to Form 10-SB filed as of October 13, 2000.
(E)	Filed with Form 8-K on February 6, 2012.
(F)	Filed with Form 10-KSB for the year ended December 31, 2004 filed as of March 24, 2005.
(G)	Filed with Form 10-SB filed as of July 11, 2000, and filed with Form 10-KSB as of March 31, 2008.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

The following financial statements have been filed as part of this report Form 10-K:

Report of J.D. Cloud & Co. L.L.P., Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advant-e Corporation

Registrant

March 28, 2013	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 28, 2013	By:	/s/ Jason K. Wadzinski
Jason K. Wadzinski
Chief Executive Officer
Chairman of the Board of Directors

March 28, 2013	By:	/s/ James E. Lesch
James E. Lesch
Chief Financial Officer
Principal Accounting Officer
Member of the Board of Directors

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which

Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement has been sent to security holders.